Form 10-Q
period 1997-09-30
NETWORK SOLUTIONS INC /DE/
filed 1997-11-14
CIK 1030341

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22967

                            NETWORK SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      52-1146119
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)

                             505 HUNTMAR PARK DRIVE
                            HERNDON, VIRGINIA 20170
                                 (703) 742-0400
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)  Yes   X          No
                                   ---             ---
                         (2)  Yes              No   X
                                   ---             ---

     As of October 31, 1997, the Registrant had 3,795,000 shares of Class A common stock, $0.001 par value per share, issued and outstanding, and 11,925,000 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

================================================================================

                                                                                          PAGE
                                                                                          ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Statements of Financial Position as of December 31, 1996 and
             September 30, 1997 (unaudited)............................................     3
           Unaudited Statements of Operations for the three and nine months ended
             September 30, 1996 and 1997...............................................     4
           Unaudited Statements of Changes in Stockholder's Equity for the
             nine months ended September 30, 1997......................................     5
           Unaudited Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1997...............................................     6
           Notes to Financial Statements...............................................     7

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................     9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................    12

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings...........................................................    12
Item 2.    Changes in Securities and Use of Proceeds...................................    13
Item 6.    Exhibits....................................................................    14
Signature..............................................................................    15
Index to Exhibits......................................................................    16

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.

                        STATEMENTS OF FINANCIAL POSITION


                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                         1996            1997
                                                                     ------------    -------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................   $15,540,000     $  19,062,000
  Short-term investments..........................................            --        28,321,000
  Accounts receivable, net........................................    12,587,000         6,662,000
  Prepaids and other assets.......................................       936,000         1,832,000
  Restricted assets...............................................    17,453,000        40,135,000
  Deferred tax asset..............................................    10,087,000        17,350,000
                                                                     ------------    -------------
Total current assets..............................................    56,603,000       113,362,000
Furniture and equipment, net......................................     2,266,000         4,812,000
Deferred tax asset................................................     4,968,000         7,354,000
Goodwill, net.....................................................     2,281,000         1,740,000
                                                                     ------------    -------------
Total Assets......................................................   $66,118,000     $ 127,268,000
                                                                     ===========     =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities........................   $ 2,581,000     $   4,392,000
  Dividend payable................................................            --        10,000,000
  Due to parent...................................................    15,295,000        21,922,000
  Deferred revenue, net...........................................    19,912,000        38,281,000
  Current portion of capital lease obligations....................            --         1,284,000
  Internet fund liability.........................................    17,453,000        40,135,000
                                                                     ------------    -------------
Total current liabilities.........................................    55,241,000       116,014,000
Capital lease obligations.........................................            --         1,102,000
Long-term deferred revenue, net...................................     9,440,000        16,227,000
                                                                     ------------    -------------
Total liabilities.................................................    64,681,000       133,343,000
Stockholder's equity:
  Preferred stock, $.001 par value, authorized 10,000,000 shares;
     none issued and outstanding in 1996 and 1997.................
  Class A common stock, $.001 par; authorized 100,000,000 shares;
     none issued and outstanding..................................
  Class B common stock, $.001 par; authorized 30,000,000 shares;
     12,500,000 issued and outstanding............................        12,000            12,000
  Additional paid-in capital......................................     4,468,000         4,468,000
  Accumulated deficit.............................................    (3,043,000)      (10,555,000)
                                                                     ------------    -------------
Total stockholder's equity........................................     1,437,000        (6,075,000)
Commitments and contingencies
                                                                     ------------    -------------
Total Liabilities and Stockholder's Equity........................   $66,118,000     $ 127,268,000
                                                                     ===========     =============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                1996           1997           1996           1997
                                             -----------    -----------    -----------    -----------
Net revenue...............................   $ 5,180,000    $12,172,000    $12,009,000    $30,896,000
Cost of revenue...........................     3,719,000      7,033,000     10,240,000     18,468,000
                                             -----------    -----------    -----------    -----------
Gross profit..............................     1,461,000      5,139,000      1,769,000     12,428,000
Research and development expenses.........       226,000        377,000        284,000      1,095,000
Selling, general and
  administrative expenses.................     1,932,000      3,105,000      4,302,000      7,893,000
Interest income, net......................      (288,000)      (570,000)      (374,000)    (1,054,000)
                                             -----------    -----------    -----------    -----------
Income (loss) before income taxes.........      (409,000)     2,227,000     (2,443,000)     4,494,000
Provision (benefit) for income taxes......      (116,000)       995,000       (692,000)     2,006,000
                                             -----------    -----------    -----------    -----------
Net income (loss).........................   $  (293,000)   $ 1,232,000    $(1,751,000)   $ 2,488,000
                                             ===========    ===========    ===========    ===========
Pro forma net income (loss) per share.....   $     (0.02)   $      0.09    $     (0.13)   $      0.19
                                             ===========    ===========    ===========    ===========
Shares used in computing pro forma net
  income (loss) per share.................    13,487,000     13,161,000     13,487,000     13,373,000
                                             ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                           CLASS B
                                        COMMON STOCK         ADDITIONAL      RETAINED          TOTAL
                                    ---------------------     PAID-IN        EARNINGS      STOCKHOLDER'S
                                      SHARES      AMOUNT      CAPITAL       (DEFICIT)         EQUITY
                                    ----------    -------    ----------    ------------    -------------
Balance, December 31, 1996.......   12,500,000    $12,000    $4,468,000    $ (3,043,000)   $   1,437,000
Net income for the nine months
  ended September 30, 1997.......                                             2,488,000        2,488,000
Declaration of Class B
  dividend.......................                                           (10,000,000)     (10,000,000)
                                    ----------    -------    ----------    ------------    -------------
Balance, September 30, 1997......   12,500,000    $12,000    $4,468,000    $(10,555,000)   $  (6,075,000)
                                    ==========    =======    ==========    ============    =============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                         1996           1997
                                                                     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................   $ (1,751,000)   $ 2,488,000
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization................................        768,000      1,635,000
     Provision for uncollectible accounts receivable..............      2,677,000      5,577,000
     Deferred income taxes........................................    (10,282,000)    (9,649,000)
     Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable.................    (14,062,000)       348,000
       Increase in prepaid and other assets.......................       (466,000)      (896,000)
       Increase in accounts payable and accrued liabilities.......      1,190,000      1,811,000
       Increase in deferred revenue...............................     18,665,000     25,156,000
                                                                     ------------    -----------
          Net cash provided by (used in) operating activities.....     (3,261,000)    26,470,000
                                                                     ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.............................     (1,844,000)    (1,254,000)
  Purchase of short-term investments, net.........................             --    (28,321,000)
  Net investment in net assets of discontinued operations.........       (208,000)            --
                                                                     ------------    -----------
          Net cash used in investing activities...................     (2,052,000)   (29,575,000)
                                                                     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC......................................      7,298,000      6,627,000
                                                                     ------------    -----------
          Net cash provided by financing activities...............      7,298,000      6,627,000
                                                                     ------------    -----------
Net increase in cash and cash equivalents.........................      1,985,000      3,522,000
Cash and cash equivalents, beginning of period....................          5,000     15,540,000
                                                                     ------------    -----------
Cash and cash equivalents, end of period..........................   $  1,990,000    $19,062,000
                                                                     ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     Network Solutions, Inc. (the Company) was incorporated in the District of Columbia in 1979 and was reincorporated in Delaware in 1996. The Company currently acts as the exclusive registrar of Internet domain names within the
 .com, .org, .net and .edu top level domains (TLDs) pursuant to a Cooperative Agreement with the National Science Foundation (NSF). The Company also provides Intranet consulting and network design and implementation services to large companies that desire to establish or enhance their Internet presence or to "re-engineer" legacy network infrastructures to accommodate the integration of both Internet connectivity and Intranet network technology into their information technology base.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with the Company's Form S-1 Registration Statement declared effective on September 25, 1997.

NOTE 3 -- INITIAL PUBLIC OFFERING

     On October 1, 1997, the Company completed an initial public offering (the "IPO") of 3,795,000 shares of its $.001 par value Class A common stock, including 495,000 shares resulting from the exercise of certain overallotment provisions. The Company's proceeds from the IPO, including overallotment, were $54 million based on the direct sale of 3,220,000 shares of Class A common stock. This transaction is not reflected in the interim financial statements dated as of September 30, 1997.

     Prior to the offering, the Company was a wholly-owned subsidiary of Science Applications International Corporation, a Delaware corporation ("SAIC"). In conjunction with the IPO, SAIC converted 575,000 shares (including 75,000 overallotment shares) of Class B common stock into 575,000 shares Class A common stock and directly sold the shares as a selling stockholder. Upon completion of the offering, SAIC owns 100% of the outstanding Class B common stock representing 75.9% of the Company's equity and 96.9% of the combined voting power of the Company's outstanding Class B and Class A common stock.

NOTE 4 -- DIVIDEND

     On August 21, 1997, the Board of Directors declared a $10,000,000 dividend to be paid to SAIC upon consummation of the IPO. This dividend was paid to SAIC on October 1, 1997.

                            NETWORK SOLUTIONS, INC.

NOTE 5 -- COMPUTATION OF PRO FORMA NET INCOME (LOSS) PER SHARE

     Pro forma net income (loss) per share is computed using the pro forma weighted average number of common and common equivalent shares outstanding. Pro forma weighted average common and common equivalent shares include common stock and stock options using the treasury stock method.

     Pursuant to the requirements of the Securities and Exchange Commission, common stock and stock options issued by the Company during the twelve months immediately preceding the filing of the initial registration statement and through the effective date of such registration statement have been included in the calculation of the pro forma weighted average shares outstanding using the treasury stock method based on the IPO price. Additionally, as required by the Securities and Exchange Commission, the pro forma per share data presented treats as outstanding for purposes of the calculation the number of shares from the public offering necessary to fund the amount of the $10,000,000 dividend payable to SAIC in excess of the Company's net income for the twelve months ended June 30, 1997.

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") until the adoption of FAS 128. Based on a preliminary evaluation of FAS 128, the Company does not expect the per share amounts reported under FAS 128 to be materially different from those calculated and presented under APB 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in the Company's Form S-1 Registration Statement as declared effective by the Securities and Exchange Commission on September 25, 1997 and incorporated herein by reference.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 135% from $5.2 million for the three months ended September 30, 1996 to $12.2 million for the three months ended September 30, 1997. This increase in net revenue was primarily attributable to the increase in the number of domain name subscriptions, principally in the .com TLD. Subscription growth has been driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Net revenue from registration services increased 215% from $3.4 million for the three months ended September 30, 1996 to $10.7 million for the three months ended September 30, 1997. The provision for uncollectible accounts used in determining net registration revenue for the three months ended September 30, 1996 and 1997 was consistently applied at a rate of 30%. Net registrations increased 112% from 121,000 for the three months ended September 30, 1996 to 256,000 for the three months ended September 30, 1997. Cumulative net registrations as of September 30, 1996 were 461,000 as compared to 1,296,000 as of September 30, 1997.

     Net revenue from Intranet services decreased 17% from $1.8 million for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. This decrease was primarily attributable to a decrease in business from NationsBanc Services, Inc. ("NationsBanc"). NationsBanc, the Company's largest Intranet services client, accounted for $904,000 or 17.5% of the Company's total net revenue for the three months ended September 30, 1996 and $305,000 or 2.5% of the Company's total net revenue for the three months ended September 30, 1997. During the first quarter of 1997, task orders for a number of services that the Company had historically performed for NationsBanc were not renewed. Though these actions will have an impact on the Company's Intranet services revenue for the balance of 1997, the Company believes NationsBanc will continue to be a significant customer of its Intranet services business, but to a lesser extent than in previous years, both in terms of dollars and as a percentage of the Company's total net revenue.

     Net revenue increased 158% from $12.0 million for the nine months ended September 30, 1996 to $30.9 million for the nine months ended September 30, 1997. This increase in net revenue was primarily attributable to the increase in the number of domain name subscriptions, principally in the .com TLD. Net revenue from registration services increased 318% from $6.2 million for the nine months ended September 30, 1996 to $25.9 million for the nine months ended September 30, 1997. The provision for uncollectible accounts used in determining net registration revenue for the nine months ended September 30, 1996 and 1997 was consistently applied at a rate of 30%.

     Net registrations increased 136% from 284,000 for the nine months ended September 30, 1996 to 669,000 for the nine months ended September 30, 1997.

     Net revenue from Intranet services decreased 14% from $5.8 million for the nine months ended September 30, 1996 to $5.0 million for the nine months ended September 30, 1997. The decrease was attributable to a reduction in business from NationsBanc which accounted for $2.7 million for the nine months ended September 30, 1996 and $1.7 million for the nine months ended September 30, 1997. The remaining Intranet services business experienced growth for the nine months ended September 30, 1997, primarily through leveraging opportunities with SAIC customers.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with projects, depreciation, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 89% from $3.7 million for the three months ended September 30, 1996 to $7.0 million for the three months ended September 30, 1997. The increase was primarily driven by the growth of the Company's registration business which experienced additional labor costs of $1.4 million and additional outsourcing costs of $1.1 million to vendors in support of the Company's invoicing, collection and processing activities. The Company continues to invest in improvements to the back office component of its domain name registration business including investments in additional hardware, software, staffing and facilities and currently anticipates that it will continue to make significant investments in its back office for the foreseeable future. In June 1997, the Company opened a 31,000 square foot facility to support its Internet business operations. This leased facility is designed to meet current registration services customer support needs as well as to provide expansion capacity for future business.

     As a percentage of net revenue, cost of revenue decreased from 71.8% for the three months ended September 30, 1996 to 57.8% for the three months ended September 30, 1997. This decrease primarily reflects economies of scale that the Company has begun to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Cost of revenue increased 81% from $10.2 million for the nine months ended September 30, 1996 to $18.5 million for the nine months ended September 30, 1997. This increase was driven by $5.0 million in additional labor costs primarily associated with supporting the growth of the Company's registration services business.

     As a percentage of net revenue, cost of revenue decreased from 85.3% for the nine months ended September 30, 1996 to 59.8% for the nine months ended September 30, 1997.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the development and enhancement of the Company's technologies. Research and development expenses increased 67% from $226,000 for the three months ended September 30, 1996 to $377,000 for the three months ended September 30, 1997. To date, all of the Company's development costs have been expensed as incurred. The Company expects that the level of research and development expenses will increase significantly in the near future in absolute dollars as the Company invests in new product and service offerings. As a percentage of net revenue, research and development expenses decreased from 4.4% for the three months ended September 30, 1996 to 3.1% for the three months ended September 30, 1997.

     Research and development expenses increased 287% from $284,000 for the nine months ended September 30, 1996 to $1.1 million for the nine months ended September 30, 1997. As a percentage of net revenue, research and development expenses increased from 2.4% for the three months ended September 30, 1996 to 3.5% for the three months ended September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, corporate services from SAIC, legal costs and amortization of goodwill associated with the Company's acquisition by SAIC. Selling, general and administrative expenses increased 63% from $1.9 million for the three months ended September 30, 1996 to $3.1 million for the three months ended September 30, 1997. The increase was attributable to increased management and administrative labor and an increase in legal costs associated with the administration of the Company's domain dispute policy. These expenses include $263,000 of expenses allocated from SAIC during the three months ended September 30, 1996 and $304,000 of expenses which were charged by SAIC during the three months ended September 30, 1997.

     As a percentage of net revenue, selling, general and administrative expenses decreased from 37.3% for the three months ended September 30, 1996 to 25.5% for the three months ended September 30, 1997. The decrease in percentage of net revenue reflects economies the Company has begun to achieve due primarily to the growth of its domain name registration business. The Company expects that the level of selling, general and administrative expenses will increase significantly in the near future in terms of absolute dollars as operations continue to expand.

     Selling, general and administrative expenses increased 84% from $4.3 million for the nine months ended September 30, 1996 to $7.9 million for the nine months ended September 30, 1997. The increase was attributable to increased management and administrative labor of $1.7 million and an increase in legal costs of $405,000 associated with the administration of the Company's domain dispute policy. These expenses include $588,000 of expenses allocated from SAIC during the nine months ended September 30, 1996 and $770,000 of expenses which were charged by SAIC during the nine months ended September 30, 1997.

     As a percentage of net revenue, selling, general and administrative expenses decreased from 35.8% for the nine months ended September 30, 1996 to 25.6% for the nine months ended September 30, 1997. The decrease in percentage of net revenue reflects economies the Company has begun to achieve due primarily to the growth of its domain name registration business. The Company expects that the level of selling, general and administrative expenses will increase significantly in the near future in terms of absolute dollars as operations continue to expand.

     Interest Income. The Company had net interest income of $288,000 for the three months ended September 30, 1996 as compared to $570,000 for the three months ended September 30, 1997.

     The Company had net interest income of $374,000 for the nine months ended September 30, 1996 as compared to $1.1 million for the nine months ended September 30, 1997. The change for both the three month and nine month comparisons is attributable to increased cash flow associated with the Company's registration services business.

     Income Taxes (Benefit). The income tax benefit was $116,000 for the three months ended September 30, 1996 as compared to an income tax expense of $995,000 for the three months ended September 30, 1997. The effective tax rate changed from 28% for the three months ended September 30, 1996 to 45% for the three months ended September 30, 1997.

     The income tax benefit was $692,000 for the nine months ended September 30, 1996 as compared to an income tax expense of $2,006,000 for the nine months ended September 30, 1997. The effective tax rate changed from 28% for the nine months ended September 30, 1996 to 45% for the nine months ended September 30, 1997. The difference between the effective rates for both the three month and nine month comparisons is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income or loss for the quarter. The goodwill amount is being amortized by the Company over five years and is associated with the acquisition of the Company by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     From its acquisition by SAIC in March 1995 until December 1996, the Company participated in SAIC's centralized cash management system whereby cash received from operations was transferred to SAIC's centralized cash accounts and cash disbursements were funded from such centralized cash accounts. Accordingly, cash requirements for operating purposes and for capital expenditures were met from this source. Beginning in 1997, the Company implemented its own cash management system.

     At September 30, 1997, the Company's cumulative net obligation to SAIC for intercompany activity was $21.9 million, an increase of $6.6 million for the nine months then ended. Intercompany activity is primarily comprised of corporate income tax payments made by SAIC on behalf of the

Company in accordance with the companies' tax sharing arrangement and salaries and benefits paid by SAIC on behalf of the Company. Effective with the second quarter of 1997, corporate taxes were paid to SAIC on a quarterly basis, with all other intercompany balances between SAIC and the Company paid on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, the Company will now remit income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for tax purposes.

     The Company completed its initial public offering on October 1, 1997 raising $54 million for the Company. From these proceeds, the Company paid the $10 million dividend to SAIC on October 1, 1997. In addition, the Company made its quarterly tax and intercompany activity payments to SAIC totaling $10.5 million by October 3, 1997 with the remaining $11.4 million to be paid by November 15, 1997.

     Cash provided by operations was $26.5 million for the nine months ended September 30, 1997. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of revenue recognition ratably over the 24- and 12-month registration periods. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the subsequent tax liabilities.

     Investing activities used $29.6 million for the nine months ended September 30, 1997 of which $28.3 million was net purchases of short-term investments, primarily commercial short-term investment grade securities. Purchases of furniture and equipment of $1.2 million for the period represents a decrease from the nine months ended September 30, 1996 as a result of the utilization of lease arrangements during 1997. The majority of capital acquisitions are to support growth in the domain name registration business and are expected to continue to be financed under lease agreements ranging from 24 to 36 months.

     The Company believes that the net proceeds from its IPO, combined with its existing cash balance, short-term investments and cash flows expected from future operations, will be sufficient to meet the Company's capital requirements for at least the next 18 to 24 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of October 31, 1997, the Company was a defendant in nine lawsuits involving domain name disputes between trademark owners and domain name holders. The Company is drawn into such disputes, in part, as a result of claims by trademark owners that the Company is legally required, upon request by a trademark owner, to terminate the right the Company granted to an alleged trademark infringer to register the domain name in question. Further, trademark owners have also alleged that the Company should be required to monitor future domain name registrations and reject registrations of domain names which are identical or similar to their federally registered trademark. The holders of the domain name registrations in dispute have, in turn, questioned the Company's right, absent a court order, to take any action which suspends their registration or use of the domain names in question. Such litigation has resulted in, and any future litigation can be expected to result in, substantial legal and other expenses to the Company and a diversion of the efforts of the Company's personnel.

     On June 27, 1997, SAIC received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") issued in connection with an investigation to determine whether there is, has been, or may be a violation of antitrust laws under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and the Company relating to their Internet registration business. The Company is in the process of producing the documents and information requested. Neither SAIC nor the Company is aware of the scope or nature of the investigation. The Company cannot reasonably estimate the potential impact of the investigation or can it predict whether a civil action will ultimately be filed by the DOJ or by private litigants as a result of the DOJ investigation or, if filed, what such action would entail. The Company is unable to predict the form of relief that might be sought in such an action or that might be awarded by a court or imposed as a result of any settlement between the Company and the DOJ or private litigants. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

     On March 20, 1997, PG Media, Inc., a New York-based corporation ("PG Media"), filed a lawsuit against the Company in the United States District Court, Southern District of New York alleging that the Company restricted access to the Internet by not adding TLDs in violation of the Sherman Act. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to amend the root zone configuration file so that the file includes reference to PG Media's TLDs and nameservers. The Company has answered the complaint. In addition, the Company recently received written direction from the National Science Foundation ("NSF") not to take any action to create additional TLDs or to add any new TLDs to the Internet root servers until further guidance is provided by the NSF. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. The Company believes that it has meritorious defenses and intends to vigorously defend itself against the claims of PG Media. While the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiff's theory could have a material adverse effect on the Company's business, financial condition and results of operations.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit against the Company and the NSF in the United States District Court, District of Columbia, alleging violations of the Competition in Contracting Act, the Sherman Act and the Fifth Amendment. Relief sought includes restitution of fees collected from domain name registrants, damages, injunctive and other relief. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims. While the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiffs' theory could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company's Registration Statement on Form S-1 (Registration No. 333-30705) was declared effective September 25, 1997 by the Securities and Exchange Commission. The managing underwriters of the Class A Common Stock offering commencing September 26, 1997 were Hambrecht & Quist, J.P. Morgan & Co. and PaineWebber Incorporated. The Company registered and sold 3,220,000 shares for its own account at an aggregate price of $57,960,000 and the selling stockholder (SAIC) registered and sold 575,000 shares for its account at an aggregate price of $10,350,000, for a combined total of 3,795,000 shares at an aggregate price of $68,310,000. The offering has since terminated.

     The total amount of expenses incurred for the Company's account in connection with the offering is estimated at $5,457,200, which is comprised of $4,057,200 for underwriting discounts and commissions and $1,400,000 of other expenses. No expenses were paid to directors, officers or persons owning more than ten percent of any class of the Company's equity securities. The resultant Company's net offering proceeds were $52,502,800. The net proceeds to SAIC for its account were $9,625,500 after deducting the associated underwriting discounts and commissions of $724,500.

     As of September 30, 1997, the Company had not received the proceeds from the offering. On October 1, 1997, the Company received the offering proceeds from which the $10,000,000 dividend was paid to SAIC. SAIC owns ten percent or more of a class of the Company's equity securities and is an affiliate of the Company. The remaining proceeds have been invested in short-term investment grade government discount notes and commercial paper.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits -- See Exhibit Index

     (b) Reports on Form 8-K:
        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK SOLUTIONS, INC.

Date: November 14, 1997                   BY   /s/ ROBERT J. KORZENIEWSKI
                                            ------------------------------------
                                                   Robert J. Korzeniewski
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

                            NETWORK SOLUTIONS, INC.
                        QUARTER ENDED SEPTEMBER 30, 1997

EXHIBIT                                                                                 SEQUENTIAL
  NO.                               DESCRIPTION OF EXHIBITS                              PAGE NO.
--------   --------------------------------------------------------------------------   ----------
3(i)*      Second Amended and Restated Certificate of Incorporation..................
3(ii)*     Bylaws of the Registrant, as amended......................................
4.1*       Form of Common Stock Certificate..........................................
4.2        Reference is made to Exhibits 3(i) and 3(ii)..............................
27.1       Financial Data Schedule...................................................
11         Statement of Computation of Pro Forma Net Income (Loss) Per Share
             (Unaudited).............................................................        17

---------------
* Incorporated by reference to exhibit of the same number to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30705), originally filed with the Securities and Exchange Commission on July 3, 1997.