Form 10-K
period 1997-12-31
NETWORK SOLUTIONS INC /DE/
filed 1998-03-31
CIK 1030341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from                      to
                               --------------------    --------------------

Commission File Number  0-22967
                       --------

                             NETWORK SOLUTIONS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                52-1146119
         --------                                                ----------
         (State or other jurisdiction                            (I.R.S. Employer Identification No.)
         of incorporation or organization)

         505 Huntmar Park Drive, Herndon, Virginia               20170
         -----------------------------------------               -----
         (Address of principal executive offices)                (Zip Code)

         (703) 742-0400
         --------------
         (Registrant's telephone number,
         including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $82,025,402.50 on March 13, 1998 based on the last sale price as reported by the Nasdaq National Market System.

         The aggregate number of outstanding shares of Class A Common Stock, $.001 par value, of the registrant was 3,813,063 shares as of March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on May 19, 1998, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I
         ITEM 1.  BUSINESS ................................................................................... 4
         ITEM 2.  PROPERTIES..................................................................................33
         ITEM 3.  LEGAL PROCEEDINGS...........................................................................33
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................34

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS.................................................................36
         ITEM 6.  SELECTED FINANCIAL DATA.....................................................................38
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................40
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................................................53
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................53
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE..................................................................................53

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................53
         ITEM 11. EXECUTIVE COMPENSATION......................................................................53
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................54
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................54

PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................54

SIGNATURES....................................................................................................56

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "BUSINESS-RISK FACTORS" ON PAGES 19 THROUGH 32 AND ELSEWHERE IN THIS FORM 10-K. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.  BUSINESS.

     OVERVIEW

     Network Solutions, Inc. (the "Company" or "Network Solutions") is the leading Internet domain name registration services provider worldwide. The Company currently acts as the exclusive registrar for second level domain names within the .com, .org, .net, and .edu top-level domains ("TLDs") pursuant to a cooperative agreement (the "Cooperative Agreement") with the National Science Foundation (the "NSF"). The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month "flexibility period" through September 30, 1998. By registering Internet domain names, the Company enables businesses, other organizations and individuals to establish a unique Internet identity from which to communicate and conduct commerce. The Company also is responsible for maintaining the .com, .org, .net, and .edu TLD zone files, which contain the second-level domain name and its corresponding Internet Protocol ("IP") numeric address. In this capacity, the Company enables the efficient operation of the Internet by supplying or making available to the Internet root servers located around the world an identical copy of the file for all second level domain names registered in these TLDs.

     On February 20, 1998, the National Telecommunications and Information Administration of the Department of Commerce (the "NTIA") published for comment in the Federal Register a proposed rule which, if issued, would provide, among other things, (i) that additional companies could act as registrars for second level domain names within the .com, .org, and .net TLDs and (ii) that additional TLDs would be permitted to be added to the Internet's root zone system. See "Relationship with the NSF; Recent Developments in Internet Governance" and "Competition."

     Through its Consulting Services Division, the Company provides enterprise network consulting services to large businesses that desire to establish or enhance their Internet presence or "re-engineer" legacy network infrastructures to accommodate the integration of both Internet connectivity and Intranet network technology into their information technology base. The Division's service offerings have evolved from the Company's Internet pioneering efforts that date back to 1979 and presently include: (i) network engineering; (ii) network and systems security; and (iii) network management.

     In addition, the Company intends to offer a portfolio of Internet-based products and services, that will draw upon its position in the registration business and make proper use of the customer data that the Company collects.

     The Company was incorporated in Washington, D.C. in 1979 as Network Solutions Incorporated. The Company was acquired by Science Applications International Corporation ("SAIC"), an employee-owned, diversified professional and technical services company, on March 10, 1995, and was reincorporated as Network Solutions, Inc. in Delaware in November 1996. The Company completed its initial public offering ("IPO") of 3,795,000 shares of its Class A common stock, $.001 par value ("Class A Common Stock"), on October 1, 1997. As of March 13, 1998, SAIC owned 100% of the Company's Class B common stock, $.001 par value ("Class B Common Stock"), representing approximately 75.8% of the Company's outstanding common stock, $.001 par value ("Common Stock"), and 96.9% of the combined voting power of the Company's outstanding Class A and Class B Common Stock. The Company's principal executive offices are located at 505 Huntmar Park Drive, Herndon, Virginia 20170, its telephone number is (703)742-0400 and its Class A Common Stock is traded on the Nasdaq National Market under the ticker symbol NSOL.

     INDUSTRY BACKGROUND

     The Internet is a global network of millions of interconnected computers and computer networks that allow businesses, other organizations and individuals to communicate. Historically, the Internet had been used by a limited number of academic institutions, defense contractors and government agencies to facilitate remote access to host computers and transmit electronic mail. However, use of the Internet has now become dominated by a broad range of commercial organizations and individuals who utilize the Internet to communicate electronically, to distribute and retrieve information and to conduct commerce. Advances in technology, low-cost Internet access and an increasing corporate reliance on distributed information environments have fueled the rapid growth of the Internet.

     The Company believes that in order to support the demands placed on this evolving and rapidly growing medium of commerce and information exchange, a wide range of products and services will need to be developed and enhanced, including: (i) domain name registration services; (ii) Internet-based products and services; and (iii) enterprise network consulting services.

     Domain Name Registration Services. All communication on the Internet requires a unique numerical electronic address called an IP address. However, since IP addresses are hard to remember, the Internet functions through the establishment of a unique Internet identity (a "domain name") that correlates to an IP address and the proliferation of such domain names in the global Internet root servers. Currently, there are 13 root servers, ten of which are located in the United States, two of which are located in Europe and one of which is located in Asia. When communication with a particular domain name is required and the IP address of that domain name's host is not known locally, the root servers "point" to a direct or indirect source of the information. See "Risk Factors - Reliance on Third Parties."

     An Internet domain name is made up of a TLD, such as .com, .org, .net or .edu, and additional domain levels consisting of at least one additional domain level, referred to as a second level domain name. For example, in the domain name "companyX.com," "companyX" is the second level domain name. With the increased commercialization of the Internet, second level domain names are being utilized not only by large corporations but also increasingly by other users, including small businesses, organizations and individuals. Particularly within the .com TLD, users are also registering domain names to establish Internet identities for other purposes such as trademarks, products and events. The most common TLDs include .com, .org, .net, .edu and .gov, as well as country code TLDs represented by "." followed by two letter country codes (e.g., .us for the United States, .uk for the United Kingdom and .de for Germany).

     The Internet is not bound by geography or lines of business and coordination and administration services are required for the registration, allocation and use of TLDs and for the effective operation of the Internet. In 1992, the NSF entered into the Cooperative Agreement with the Company for the performance of these functions for the .com, .org, .net, .edu and .gov TLDs.

     Internet-Based Products and Services. The proliferation of Internet users provides businesses, other organizations and individuals with new means by which to conduct business. To facilitate business-to-business and business-to-consumer transactions, Internet users are seeking important Internet-based products and services, such as transaction security services, electronic payment mechanisms and directory, communications, data and research and identity promotion services.

     Consulting Services. Many businesses are developing enterprise networks that employ Internet data formats and communications protocols. Internal enterprise networks ("Intranets") enhance user productivity and connectivity allowing users controlled access to internal information while also accessing and exchanging information on the Internet. As more businesses, organizations and individuals establish an Internet presence and begin to deploy Intranets, the Company believes there will be an increasing demand for Intranet development and enterprise network consulting services. In addition, the Company believes that Intranets are becoming increasingly sophisticated and are allowing users increased capabilities and improved access to information. As a result, businesses are increasingly seeking experienced enterprise network consulting firms to enable all of these services.

     PRINCIPAL SERVICES

A. Registration Services. Registration services are the Company's core business. The Company registers second level domain names in the .com, .org,
 .net, and .edu TLDs, enabling registrants to establish a unique identity on the Internet. The Company's customers apply to register second level domain names either directly through the Company's web sites or indirectly through Internet access providers, which are the largest source of customers for the Company.

     Prior to September 14, 1995, the Company was reimbursed under the Cooperative Agreement by the NSF for providing registration services on a cost reimbursement plus fixed-fee basis. Effective September 14, 1995, the NSF and the Company amended the Cooperative

Agreement to authorize the Company to begin charging customers a service fee of $50 per year for each second level domain name registered. Customers in the
 .com, .org and .net TLDs have paid a two-year services fee of $100 for initial registrations and $50 per year for registration renewals. Under the terms of the amendment to the Cooperative Agreement, 30% of the services fees collected have been required to be set aside to be disbursed in a manner approved by the NSF for the enhancement of the intellectual infrastructure of the Internet. These funds have not been recognized as revenue by the Company. With regard to registrations on or after April 1, 1998, the NSF and the Company have further amended the Cooperative Agreement to provide that (i) the Company will no longer charge or set aside a portion of the services fee for the enhancement of the intellectual infrastructure of the Internet and (ii) the Company's fees will be reduced to a two-year services fee of $70 for initial registrations and $35 per year for renewals.

     Through the internic web site, Network Solutions provides a domain name registration process for the registration of second level domain names. The Company's customers submit registration applications to the Company via e-mail through the Internet. The Company processes the application and either registers the requested domain name in the requested TLD or rejects the application. Upon registration or rejection, the Company notifies the customer via e-mail. For domain names which are registered, the Company invoices the customers and permits them to pay the registration services fee after the domain name is registered. The Company performs internally (i.e., it does not outsource) its core proprietary automated registration process and associated security functions.

     On December 1, 1997, Network Solutions announced its new WorldNIC(TM) Services brand, a suite of enhanced domain name registration services geared toward businesses building their online identities. On January 14, 1998, Network Solutions unveiled RegistrationPlus(TM), the first service offering under the WorldNIC(TM) Services brand. RegistrationPlus(TM) is a service that provides a way for small businesses to establish themselves on the Internet. RegistrationPlus(TM)'s five step registration process minimizes technical and procedural barriers for new users seeking to gain an entry point on the Internet. RegistrationPlus(TM) allows users to register or reserve a second level domain name in real-time whether or not they have a computer, either through Network Solutions' WorldNIC(TM) Services web site, or by calling a toll-free number. As part of RegistrationPlus(TM), the Company offers the option of reserving a name and activating it later by providing domain name record hosting. In addition to the Company's two-year services fee for initial registrations, as of March 13, 1998, RegistrationPlus(TM) customers pay $10 for the Company's enhanced registration services or, if applicable, $49 for reservation of a domain name.


        The RegistrationPlus(TM) service offering is a web based transaction process that is intended to make the registration process easier, more streamlined and more accessible. The Company believes that ease of use is becoming increasingly important as the Internet is being more widely adopted by users who are less technically sophisticated. To facilitate payment of registration and renewal fees, the Company, as part of its RegistrationPlus(TM) service, implemented an electronic payment mechanism through which a user pays for its domain name via credit or debit card through an Internet-based on-line payment system. The Company believes that a streamlined registration process and on-line payment system will make it easier for customers to register a domain name.

     As part of its registration services offering, the Company provides the following services and support:

     1. Customer Support Services. The Company believes that high quality customer support is vital to client satisfaction. The domain name registration services fee provides the customer access to the Company's customer support services, including a telephone help desk, an on-line processing facility for account information updates and other services. The Company's customer service representatives in its Herndon, Virginia facility provide such support services. As part of its WorldNIC(TM) Services launch, the Company recently outsourced toll free telephone help desk support for its RegistrationPlus(TM) services to a large, experienced call center support entity. The outsourcing contractor is providing 24 hour 7 days a week support with customer service representatives trained by the Company's training staff. The help desks and on-line processing facility are important to the success of the Company's registration business because they are the front line to the customer and provide initial and ongoing customer service and support.

     At the end of 1996, the Company entered into arrangements to outsource certain back office operations, including invoicing, check processing and credit card processing. In addition, in December 1997, the Company introduced a new Oracle-based billing and accounts receivable system (BARS), an Internet-based transaction billing system. BARS improves tracking capabilities for billing information and enhances the speed and accuracy with which the Company's customer service representatives handle payment inquiries. The outsourcing efforts, in conjunction with BARS, have improved customer service and account handling and expanded the Company's capacity to service larger volumes of registrants.

     2. Domain Name Dispute Policy Administration. The Company's established domain name dispute policy is an integral part of the maintenance and administration of the Company's domain name registration business. This policy seeks to take a neutral position with regard to domain name disputes between trademark owners and domain name holders and is designed to address claims that a domain name registered by the Company infringes a third party's federal trademark. As of March 13, 1998, the Company had received over 3,600 written objections to the registration and use of certain domain names. Of these, approximately 1,960 were disputes in which the Company's domain name dispute policy was involved. Although 42 out of these situations have resulted in litigation involving the Company, as of March 13, 1998, no payments have been made by the Company to any plaintiff and only four of these cases are pending. The Company expends considerable management and legal resources in the development, refinement and administration of its domain name dispute policy. See "Item 3 - Legal Proceedings."

     3. Technical Infrastructure Support. The Company is investing significant technical and financial resources to improve and to operate its domain name registration business. A substantial portion of the Company's software is custom-developed and proprietary. The Company's internally developed and proprietary software includes an automated registration capability that currently processes in excess of 90% of all new registration requests without human intervention. The Company believes that significant engineering talent is required to create a registration services capability and that knowledge of Internet domain name system ("DNS") structures, Internet security, data routing and routing protocols is critical to creating and enhancing registration service capabilities. The Company developed RWhois, a standard open protocol, which is used in the registration services business. The Company's engineering staff has significant expertise in the RWhois protocol. The Company believes that engineers skilled in protocol development are difficult to identify, hire and retain and thus its staff of engineers represents a valuable resource. See "Operations."

     The Company currently maintains in excess of one and one-half million unique second level domain name registrations. The Company has realized significant scale efficiencies throughout its registration process as a result of its large customer base and technical infrastructure.


B. Consulting Services. The Company delivers enterprise network consulting services to some of the world's leading businesses that are utilizing Internet technologies for their internal enterprise networks (i.e., Intranets), connecting securely with their key partners through Extranets and accessing the Internet. The Company's engineers have extensive knowledge and experience in network engineering, network security and network management. The engineers have a broad base of expertise in such areas as local area network ("LAN")/wide area network ("WAN") protocols; routing, switching and remote access technologies; virtual private networks; IP addressing; domain name architecture; and UNIX, NT and other network operating systems. By leveraging this knowledge and experience, the Company is able to provide solutions to clients' complex network needs.

     The Company sells and markets its consulting services primarily to large companies that utilize their enterprise networks for a strategic advantage. During 1997, the Company provided consulting services to more than 35 individual companies. Ten of the Consulting Services Division's clients accounted for approximately 80% of its revenues. Each of these clients was in either the financial services industry or the oil and gas industry. Companies within these two industry groups will continue to be a primary focus for future business opportunities. The Company provides requirements analysis, design and implementation services within the following service offerings:

     1. Network Engineering. The Company offers a line of services to help develop, optimize, and integrate enterprise network solutions in a manner tailored to individual clients' needs. All of these services are focused on building a strong network foundation for the enterprise. This includes service level analysis of IP address space engineering; DNS and dynamic host configuration protocol ("DHCP") architecture engineering; routing and switching architecture engineering; Extranet architecture engineering; virtual private network architecture engineering; and electronic messaging architecture engineering.

     2. Network Security. The Company provides a range of security consulting services to allow clients to protect the integrity of their data and systems. The enterprise network's security architecture establishes the access and protection controls that will permit internal and remote users to access computer systems, databases and applications on the network, while protecting against unauthorized or inadvertent access to information or misuse of systems services. The Company's methods to secure the backbone, LAN-to-WAN access, remote access and facilities can supplement or replace existing systems security measures. The Company maintains resident expertise in emerging network protocols, encryption and key technologies, firewalls, packet filters, proxy services, secure remote access strategies and secure Intranet servers.

     3. Network Management. The Company provides a range of services to allow clients to control their mission-critical network performance. Such services include developing network capacity plans and performance management tools, conducting baseline assessments, performing network optimization and tuning, integrating new technology, and implementing complex network management centers. The Company also provides planning and analysis to implement disaster recovery and contingencies for network system failures.

     The Company's consulting services are generally provided to clients on a time and expense basis. The Company also performs a limited number of engagements on a fixed-price basis. Many of the Company's consulting services clients have been developed through direct contact or referrals from SAIC. The Company intends to continue to rely on its relationship with SAIC and its subsidiary, Bell Communications Research, Inc. ("Bellcore"), to attempt to access SAIC's and Bellcore's major customers and strategic partners. The Company's Consulting Services Division is establishing its own dedicated sales team with account executives assigned to key clients in regional territories.

     In January 1998, Network Solutions and Informatica, Negocios, y Technologia, S.A. ("INTESA"), a joint venture between Petroleos de Venezuela S.A. (PDVSA) and SAIC, headquartered in Caracas, Venezuela, entered into an agreement under which the Company will provide consulting services to INTESA. The Company will provide expertise in Internet connectivity, messaging services, network security and wide area network (WAN) re-engineering to INTESA under a broad umbrella contract. As part of SAIC's joint venture agreement with PDVSA, the Company is currently subject to a noncompetition arrangement pursuant to which the Company has agreed to provide, with certain limited exceptions, consulting services to other companies in the Latin American market solely through INTESA.


C. Internet-Based and Other Services. The Company intends to offer a portfolio of Internet-based products and services that will draw upon the Company's position in the registration business and makes proper use of the customer data that it collects. These products and services could include directory, communications, data and research, identity promotion and other services. Some of these products and services could include distribution of third party offerings through on-line enrollment for such products and services from the Company's domain name registration web site. Some of these products and services are currently in the process of development. See "Risk Factors - Technological Change and Additional Technology, Products and Services and - Evolving Sales and Marketing Organization and Distribution Channels."


D. Strategic Acquisitions. The Company will seek to identify and, where appropriate, pursue acquisition opportunities which would provide businesses, products, services or technology complementary to the Company's current business. See "Risk Factors - Uncertainty of Future Acquisitions."

     RELATIONSHIP WITH THE NSF; RECENT DEVELOPMENTS IN INTERNET GOVERNANCE

     The Internet is not bound by geography or lines of business and coordination and administrative services are required for the registration, allocation and use of TLDs and for the effective operation of the Internet. The Internet historically has been loosely administered by government agencies which were involved in the creation of its infrastructure, initially the Department of Defense's Advanced Research Projects Agency ("ARPA") and, more recently, the NSF. Since the original role of the Internet was to link computers at governmental and academic institutions to facilitate communication and research, the Internet was historically administered by entities which were involved in sponsoring research rather than by any of the traditional federal or state regulatory agencies.


     In 1992, the Company entered into the Cooperative Agreement with the NSF, which had been funding the Defense Information Systems Agency ("DISA"), to perform registration services for second level domain names within the .com,
 .org, .net, .edu and .gov TLDs. Under the Cooperative Agreement, the Company was given the responsibility for ensuring the quality, timeliness and effective management of registration services to non-military Internet users and networks. The registration services provided by the Company under the Cooperative

Agreement included second level domain name registration, domain name server registration and network number assignment, as well as autonomous system number assignment and IP address mapping and allocation for North and South America, the Caribbean and parts of Africa.

     The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month "flexibility period" through September 30, 1998. The Cooperative Agreement is subject to review by the NSF and may be terminated by the NSF at any time at its discretion or by mutual agreement. The NSF has stated that it will not be re-awarding a cooperative agreement at the end of the flexibility period.

     On July 1, 1997, as part of the Clinton Administration's "Framework for Global Electronic Commerce," the President directed the Secretary of Commerce to privatize, increase competition in, and promote international participation in the DNS. Accordingly, on July 2, 1997, the NTIA issued a Request for Comments on administration of Internet domain names, on behalf of an inter-agency working group previously formed to explore the appropriate future role of the U.S. government in the DNS. This request appeared in the form of the Notice of Inquiry ("NOI") in the U.S. Federal Register. The NOI requested specific input in five broad areas: general principles, general/organizational framework issues, creation of new TLDs, policy issues for new registrars and trademark dispute issues. During the comment period, over 430 comments, including those of the Company, were received by the NTIA.

     On January 30, 1998, the NTIA issued a discussion draft, entitled "A Proposal to Improve Technical Management of Internet Names and Addresses" (the "Proposed Rule"). The following is a summary of the principal features of the Proposed Rule, and is not intended to be a complete description thereof. This summary is subject to and qualified in its entirety by reference to the Proposed Rule, which was published pursuant to the Administrative Procedures Act in the U.S. Federal Register on February 20, 1998.

     The Proposed Rule provides notice and seeks public comment on a proposal to transfer over time the administration of the DNS to a new private, not-for-profit corporation and increase competition in the administration of TLDs and the registration of second level domain names. The Proposed Rule states the view that the U.S. government should end its management role in the Internet number and name address systems in a responsible manner that ensures the stability of the Internet. The Proposed Rule covers generic TLDs and does not address country-code TLDs, which are administered by the corresponding governments or by private entities with the appropriate government's acquiescence.

     Under the new Proposed Rule, administration of the DNS would be transferred over time to a new private, not-for-profit corporation. After a transition period, the corporation would have authority: (i) to set policy for and direct the allocation of IP address number blocks to regional number registries for the assignment of Internet addresses; (ii) to oversee the operation of the root server system; (iii) to oversee policy for determining the circumstances under which new TLDs are added to the root system; and (iv) to coordinate the development of other technical protocol parameters to maintain universal connectivity on the Internet.

     The Proposed Rule provides that the new corporation would be headquartered in the United States and incorporated under U.S. law. The Proposed Rule states that the board of directors of the new corporation should represent membership associations of key stakeholders, including IP number registries, domain name registries, domain name registrars, the technical community and Internet users (commercial, not-for-profit and individuals). The Proposed Rule provides that the corporation should hire a Chief Executive Officer with a background in the corporate sector. The new corporation would be funded by domain name registries and regional IP registries.

     The Proposed Rule provides that the transition would commence as soon as possible, with operational responsibility moved to the new corporation by September 30, 1998. The U.S. government would participate in policy oversight to assure stability until the new corporation is established and stable, phasing out as soon as possible, but in no event later than September 30, 2000. The Commerce Department would coordinate the U.S. government policy role.

     The Proposed Rule distinguishes between "registries" and "registrars". A "registry" is responsible for maintaining a TLD's zone files, which contain each second level domain name in that TLD and the corresponding IP addresses of its name servers. Each registry would establish minimum dispute resolution and other procedures relating to trademark considerations and would be required to indemnify the new corporation for costs incurred in connection with trademark disputes. A "registrar" acts as an interface between domain-name holders and the registry, providing registration and value-added services. The registrar submits zone file information for each of its customers in a single TLD to the registry. Currently, the Company acts as both the exclusive registry and as the exclusive registrar for the .com, .net, .org and .edu TLDs.

     During the transition to private administration of the DNS, the Proposed Rule provides for the addition of up to five new registries, each of which, at least initially, would be limited to a single TLD. During the transition, the first five entities to meet the technical, managerial and site criteria provided in the Proposed Rule would be allowed to establish a domain name registry. The Proposed Rule does not specify whether the pool of eligible applicants would be unlimited or limited, and, if limited, on what basis. Neutral accounting and technical consultancy firms would be engaged to evaluate a proposed registry under the criteria and certify an applicant as qualified. Qualified registries would, in the order of their qualification, select a TLD from a list of available TLDs or propose another TLD. The Proposed Rule states that such list of TLDs would be proposed based on input received and market data. The Proposed Rule provides that any entity would be permitted to provide registrar services within a TLD so long as it met certain specified minimum qualifications. Registries could set additional requirements for registrars with which they wished to do business. The Proposed Rule provides that if a registry wishes to act both as registry and registrar for the same TLD, it must do so through separate subsidiaries, and appropriate accounting and confidentiality safeguards shall be used to ensure that the registry subsidiary's business is not utilized in any manner to benefit the registrar subsidiary to the detriment of any other registrar. Each TLD database will be maintained by only one registry. The Internet Assigned Number Authority ("IANA"), which is headed by Dr. Jon Postel of the Information Sciences Institute at the University of Southern California and which currently provides IP address allocation, would be involved in many of the functions during the transition period to the new corporation.

     The Proposed Rule provides that during the transition period, the new corporation should evaluate the effects that the addition of new TLDs has on the operation of the Internet, on users and on trademark holders. After the transition, the new corporation would determine whether or when the introduction of additional TLDs was desirable and would have authority over the terms and conditions for the admission of new TLDs.

     The Proposed Rule provides that the U.S. government would phase out the Cooperative Agreement by the end of

September 1998. In addition, the Proposed Rule provides that, as the U.S. government is seeking to end its role in the DNS, the provision in the Cooperative Agreement requiring allocation of 30% of the registration fee to the Internet Intellectual Infrastructure Fund should terminate on April 1, 1998, the beginning of the flexibility period. The Proposed Rule provides that the Company and the U.S. government would negotiate an agreement that should contain the following terms designed to promote competition in domain name registration:

     (1) the Company would effectively separate and maintain a clear division between its current "registry" and "registrar" functions;

     (2) the Company would continue to operate the .com, .org and .net registries and to act as a registrar for those TLDs, but other companies would be permitted to act as registrar for those TLDs;

     (3) the .edu TLD would be transferred to a not-for-profit entity;

     (4) the Company's registry would treat all registrars on a nondiscriminatory basis and price registry services according to an agreed upon formula for a period of time;

     (5) as part of the transition, the Company would develop (or license) and implement the technical capability to share the registrar functions in the .com, .org, and .net TLDs with competing registrars as soon as possible, by an agreed upon date;

     (6) the Company would provide the U.S. government with "a copy and documentation of all the data, software, and appropriate licenses to other intellectual property generated under the Cooperative Agreement, for use by the new corporation for the benefit of the Internet";

     (7) the Company would turn over control of the A-root server and the management of the root server system when instructed to do so by the U.S. government; and

     (8) the Company would be required to meet the requirements, set forth in the Proposed Rule, for registrars and registries.

     The Proposed Rule also provides that as part of the transition, an agreement would need to be reached between the U.S. government and IANA on the transfer of IANA functions to the new corporation.

     The formal comment period for the Proposed Rule ended on March 23, 1998. The NTIA expresses in the Proposed Rule its hope that a reasonable consensus can be found and that, after appropriate modifications, implementation of a final rule can begin in April 1998. Numerous comments have been received on the Proposed Rule, including comments from the Company. Some of the comments are critical of certain of the Proposed Rule's provisions. The Commerce Department has indicated that a final rule will be issued shortly after review of the comments received. It is impossible to predict at this time whether or when a final rule will be issued and, if issued, the timing of its implementation, the exact nature of its provisions or of any terms negotiated by the U.S.
government and the Company or the precise effect of such provisions or terms on the Company. In addition, any final rule that is issued or any negotiated terms could be challenged by persons or entities who disagree therewith.

     See "Risk Factors - Uncertainty of Internet Governance and Regulation."

     On October 1, 1997, the Company, pursuant to the NSF's directive, transferred its registration functions for the .gov TLD to the General Services Administration ("GSA"). The Company was released from all of its obligations under the Cooperative Agreement relating to the .gov TLD upon such transfer. On December 22, 1997, the Company, pursuant to the NSF's directive, transferred the allocation and administration of IP addresses for North and South America, the Caribbean and parts of Africa to a not-for-profit organization named the American Registry for Internet Numbers ( "ARIN"). The Company has agreed with the NSF to provide financial support to ARIN through the end of the first quarter of 1998. The Company believes that the amount of such support to the ARIN in the first quarter of 1998 will not be material.

     MARKETING AND DISTRIBUTION

     The Company has designed its marketing and distribution strategy to increase the use of the .com, .net and .org TLDs worldwide and to address the particular requirements of its diverse international customer base. The Company has begun and intends to continue to promote the use of the .com, .net and .org TLDs.

     The Company is working to expand its domain name registration business by:
(i) building on relationships with Internet access providers; (ii) developing co-marketing programs with channel partners; (iii) working with major platform providers to provide the registration function; (iv) increasing its advertising and direct sales efforts; (v) establishing international alliances; (vi) working with server software application providers to develop an automated registration function; and (vii) establishing relationships with Internet-based product and service providers.

     Strategic Agreements with Internet Access Providers. The Company has entered into agreements to provide specialized services to certain Internet access providers, including Internet service providers ("ISPs"), who register a significant number of second-level domain names with the Company on behalf of such providers' customers. This Premier Domain Registration Services Program ("Premier Program") provides such Internet access providers with customized registration services, personalized account management, customized billing and financial reports, private e-mail boxes and other customized features and provides the Company with a multi-year registration stream from such providers. As of March 13, 1998, the Company had entered into agreements with 49 companies, including: MCI, Inc., America Online, Incorporated (PrimeHost Division), TABNet, MindSpring Enterprises, Inc., BBN Corporation (a subsidiary of GTE Internetworking), Earthlink Network, Inc., NETCOM Interactive, UUNET Technologies, Inc., Sprint Communications Company L.P. and Rapidsite, Inc. (Hiway). The Company intends to build upon its current relationships with certain Internet access providers that have agreed to participate in the Premier Program and intends to pursue relationships with additional Internet access providers. Through these relationships, the Company seeks to deliver enhanced registration services and identify additional opportunities to expand its registration services business.

     Marketing Agreements with Channel Partners. The Company has developed co-marketing programs with channel partners designed to take advantage of their complementary marketing capabilities. In January 1998, the Company entered into strategic agreements with Dun & Bradstreet Corporation ("D&B") and Inc. Online ("Inc.") for the marketing and development of products and services to meet the future needs of the business marketplace. The agreement with D&B makes it possible for businesses to register an Internet domain name and apply for a D&B D-U-N-S(R) Number from either the D&B web site or the Company's WorldNIC(TM) Services web site. As part of the agreement, Network Solutions and D&B placed a hyper link on each other's Internet home page that will allow businesses and individuals registering for a domain name to complete that task and then apply for their D&B D-U-N-S(R) Number or vice versa.

     The Company's agreement with Inc. is intended to help small businesses establish a unique identity and grow a brand on the Internet. Network Solutions is sponsoring Inc.'s "Guide to the Internet" web site. In the "Guide to the Internet," Inc. helps small-to-midsize companies navigate through the information and decisions needed to choose systems, tie them together, get employees to embrace them and apply them to strategic goals. From Inc.'s web site, small businesses and individuals can hyper link to the Company's WorldNIC(TM) Services web site where they can register or reserve a domain name within minutes using the Company's RegistrationPlus(TM) services.

     See "International Alliances."

     Agreements with Major Platform Providers to Provide the Registration Function. The Company intends to seek to expand its registration services business through agreements with major platform providers (i.e., operating system manufacturers or hardware vendors who provide bundled operating system software) to provide an automated registration function through a "point-and-click" interface directly into the software installation procedures.

     Advertising. In December 1997, the Company launched a targeted print and on-line advertising campaign for its registration services with the announcement of its new corporate logo and its WorldNIC(TM) Services brand. This, the Company's first significant marketing campaign, is focused on small businesses and their need to establish their own unique identity and to grow a brand on the Internet. The Company is currently developing additional campaigns in this and other market segments.

     Direct Sales. The Company's services are marketed and distributed directly through its Internet home pages. In addition, the Company is continuing to develop its product management, marketing and sales force to target channel and distribution partners to offer the Company's registration services electronically through existing Internet web sites and through other direct channels, such as direct mail and telemarketing. The Company is seeking to expand the number of registrations in targeted customer segments both domestically and internationally. The Company is targeting customer segments such as small business users, individuals, holders of trademarks, service marks and product marks and event sponsors.

     International Alliances. The Company intends to establish distribution alliances for registration services in selected international countries. These could include remarketing agreements with channel partners. In addition, the Company intends to offer "ease of use" solutions for entities worldwide for registration in the various TLDs, including country code TLDs.

     Agreements with Server Software Application Providers. The Company has entered into an agreement with Microsoft Corporation ("Microsoft") to provide a "point-and-click" interface for an automated registration function. This interface is designed to facilitate the ease of the registration process for users of the server software and to allow for the Company to have a preferred provider position on the registration wizard screen that appears during the server initialization process.

     Agreements with Internet-Based Product and Services Providers. The Company has entered into an agreement with VeriSign, Inc. ("VeriSign") pursuant to which the Company provides its customers with direct access to VeriSign's server security certificates through the Company's domain name registration process. The Company will receive a portion of VeriSign's subscription fees for providing such access to VeriSign subscribers. The Company may enter into other agreements designed to allow the Company to build upon its strategy of becoming an Internet-based business center where a business or individual can have access to companies which provide the enabling products and services to conduct business on the Internet.

     The Company sells and markets its consulting services to large companies that utilize their enterprise network for a strategic advantage, including financial services companies, banks, oil and gas companies and telecommunications companies. The Company believes that these organizations have a substantial installed base of enterprise networks and additional requirements for network engineering, network security and network management consulting services. In addition, the Company intends to continue to rely on its relationship with SAIC and Bellcore to attempt to access SAIC's and Bellcore's major customers and strategic partners. The Company's Consulting Services Division is also establishing a direct sales force with account executives assigned to key customers in regional territories. See "Competition."

     See "Risk Factors - Evolving Sales and Marketing Organization and Distribution Channels and - Technological Change and Additional Technology, Products and Services."

     OPERATIONS

     On June 16, 1997, the Company leased 31,247 square feet of a 53,136 square foot facility to support its domain name registration business operations. Effective February 1, 1998, the Company leased an additional 9,059 square feet in the same facility to expand its operations. This leased facility is designed to meet current registration services customer support needs as well as to provide expansion capability for future business. It includes: (i) a call center; (ii) a training center equipped for both computer and telephone training, including a simulated operations environment; and (iii) a new computer room with expanded systems and telecommunications services. The Company believes that this new facility with the accompanying system enhancements provides the environment and tools that are essential for quality customer support.

     To register a domain name within the .com, .org, .net, and .edu TLDs, the Company's customer or the customer's Internet access provider (i) completes a registration application which is submitted to the Company via e-mail or (ii) submits a web-based registration application through the Company's
WorldNIC(TM) Services web site. Once the customer is registered, the Company loads the domain name into the A-root zone server, which contains the Internet's definitive global listing of addresses and which Network Solutions manages under authority from the NSF. It is from the A-root zone server that the Internet root server administrators obtain their nightly updates of the zone files maintained by the Company. In January 1998, the Company installed a back-up facility in Charlotte, North Carolina to provide redundancy and enhanced reliability for its Internet root zone administration.

     Seven T1 and one T3 (high-speed data communications line) links connected to five ISPs support the Company's registration services. The aggregate capacity of the Company's T1 links is 10.5 megabits per second and the capacity of the T3 link is 45 megabits per second. Thus the aggregate capacity of the T1 and T3 links is 55.5 megabits per second. By connecting to five different ISPs, the Company seeks redundancy to ensure constant access to the Internet should any given ISP or link develop complications. The Company believes its current network is adequate and that any additional capacity will be available in the future as needed.

     Substantial portions of the Company's internally developed registration software have been custom-developed and are proprietary. The Company's internally developed registration software includes an automated registration capability that currently processes in excess of 90% of all new registration requests without human intervention.

     The Company has a capital lease/purchase process for its computer equipment that allows the Company to use the latest technology within its operating infrastructure. The Company has over 300 NT workstations providing customer service and approximately 150 UNIX servers running a variety of applications to evenly distribute operational load. Additionally, the Company utilizes several large network file servers to support its directory and registration services. These servers provide a mirrored file system for enhanced reliability and back-up coverage. The Company is in the process of implementing a state-of-the-art network management technology that will improve overall operational efficiencies and customer quality.

     RESEARCH AND DEVELOPMENT

     All research and development expenses incurred in 1995 were reimbursed to the Company by direct charges to contracts, including the Cooperative Agreement. In 1996, research and development expenses were $680,000 or 3.6% of net revenue. In 1997, research and development expenses were $1,653,000 or 3.6% of net revenues. The Company believes that significant and continuing investments in products and services development will be required to maintain its position as the leader in the domain name registration business and to achieve its strategy of leveraging its registration services business to offer and distribute other enabling services.

     COMPETITION

     The Company currently is the leading provider of domain name registration services. It currently is the exclusive registry and registrar for second level domain names within the .com, .org, .net, and .edu TLDs. The Company currently faces competition in the domain name registration business from registries for country code TLDs, third level domain name providers such as Internet access providers and registries of TLDs other than those TLDs currently being registered by the Company. A number of entities have already begun to offer competing registration services using other TLDs.

     On July 1, 1997, President Clinton directed the Commerce Department to privatize, increase competition in, and promote international participation in the DNS. On February 20, 1998, the NTIA published the Proposed Rule in the Federal Register for comment. The Proposed Rule, if issued, would provide, among other things, (i) that additional companies could act as registrars for second level domain names within the .com, .org and .net TLDs and (ii) that additional TLDs would be permitted to be added to the Internet's root zone system.

     The Company believes that additional competition will be forthcoming in the domain name registration services business. The exact timing and nature of that competition is, at this time, however, uncertain. Additional competition could result through the emergence of competing registrars in the .com, .org and .net TLDs and/or the emergence of additional registries with responsibility for new TLDs. In the event that a final rule is issued that results in additional competition in the DNS business or additional competition is introduced through some other means, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     Future competition in the Company's domain name registration business could come from many different companies, including, but not limited to, major telecommunications firms, cable companies and Internet access providers. Such entities have core capabilities to deliver registration services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Other companies with some or all of these capabilities may also enter the registration business. Also emerging is a growing contingent of domain name resellers.

     In addition, the Company's revenue and registration fees could be reduced due to increased competition or pricing pressures. For example, other registrars may bundle domain name registrations with other products or services, effectively providing such registration services for free.

     The Company believes that competition in the domain name registration services business is in the best interests of the Internet community. The Company believes that it is well positioned to be successful in a competitive environment by virtue of (i) its existing customer base; (ii) global recognition of the .com, .net and .org TLDs; (iii) its agreements with Internet access providers; (iv) its established technical infrastructure; (v) its experience in the administration of a domain name dispute policy; and (vi) its skilled technical personnel who are experienced in the domain name registration business. In addition, a substantial portion of the Company's registration software has been custom-developed and is proprietary. Additionally, the Company's internally-developed registration software includes an automated registration capability that currently processes in excess of 90% of all new registration requests without human intervention.

     See "Relationship With the NSF; Recent Developments in Internet
Governance."

     Companies with Internet expertise are current or potential competitors to the Company's consulting services business. Such companies include systems integrators and consulting firms, such as Andersen Consulting, IBM Global Services and International Network Services. The Company also competes with certain companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide Intranets, and with companies with internally-developed systems integration efforts. An IP address allows a router, a computer which connects networks together, to determine the network to which the router should send the data it receives. A number of these competitors and potential competitors have longer operating histories and greater name recognition and significantly greater financial, technical, marketing, distribution and other resources than the Company. There can be no assurance that the Company will be able to successfully compete in the consulting services business. Failure by the Company to successfully compete in the consulting services business could have a material adverse effect on the Company's business, financial condition and results of operations.

     In developing and distributing future products and services for the Internet-based services markets, the Company faces intense competition and expects to have multiple competitors for each of the products or services, if any, which it develops or sells. Many of the Company's potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing, distribution and other resources than the Company. Furthermore, the industry in which the Company intends to compete is characterized by rapid changes and frequent product and service introductions. To the extent a competitor introduces a competitive product or service prior to introduction of the same or similar product or service by the Company, market acceptance of the competitor's product or service may adversely affect the Company's competitive position.

     See "Risk Factors - Competition."

     INTELLECTUAL PROPERTY RIGHTS

     The Company's principal intellectual property consists of, and its success is dependent upon, the Company's proprietary software utilized in its registration service business and certain methodologies and technical expertise it utilizes in both the design and planned implementation of its current and future registration service and proposed Internet-enabling services businesses. Some of the software and protocols used by the Company in its registration service and proposed Internet-enabling businesses are in the public domain or are otherwise available to the Company's competitors. The Company also has compiled a database of information relating to customers in its registration business. While a portion of this database is available to the public, the Company believes that it has certain ownership rights in this database and intends to protect such rights. The Company's engineers have in-depth technical knowledge and unique processes that are critical to the Company's consulting services business, in which a full range of consulting and systems integration services are offered in order to transition organizations from private, legacy networks to more scalable and efficient enterprise networks. The Company has no patents but its proprietary materials are protected by trade secret laws. The Company also has registered copyrights in certain of its proprietary software and the Company owns several trademarks. See "Risk Factors - Intellectual Property Rights."

     EMPLOYEES

     As of December 31, 1997, the Company had approximately 260 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

     RISK FACTORS

     IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K AS A RESULT OF THE FOLLOWING RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K.

      Limited Operating History. Prior to September 14, 1995, the Company was paid directly by the NSF for providing registration services on a cost reimbursement plus fixed fee basis. Accordingly, the Company has only a limited operating history under its current subscription-based pricing model for its domain name registration business upon which an evaluation of the Company and its prospects can be based.

     The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, increase its sales and marketing organization, continue to identify, attract, retain and motivate qualified persons and continue to upgrade its technologies and commercialize products and services incorporating such technologies. While the Company has been involved in network consulting services since its inception, due to the rapidly evolving nature of Internet technologies, the Company's consulting services business faces similar risks. There can be no assurance that the Company will be successful in addressing such risks or that the Company will continue to obtain new registrations at current rates or obtain renewals from a significant portion of its customers.

     The Company's expense levels are based in part on its expectations as to future revenue and to a large extent are fixed. As a result, quarterly sales and operating results generally depend on the volume of and ability to fulfill registration requests, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, financial condition and results of operations. In addition, the Company expects a significant increase in its operating expenses as it funds greater levels of product and services development, increases its sales and marketing operations, upgrades systems and infrastructure, opens new offices, develops new distribution channels and broadens its customer support capabilities. To the extent that such expenses precede or are not subsequently followed by an increase in revenue, the Company's business, financial condition and results of operations will be materially and adversely affected.

     Uncertainty of Internet Governance and Regulation. The Internet historically has been loosely administered by government agencies which were involved in the creation of its infrastructure, initially ARPA and, more recently, the NSF. No single organization or entity (including the NSF) currently has formal authority over all aspects of the Internet and it currently operates under a system of mutual cooperation. Since the original role of the Internet was to link computers at governmental and academic institutions to facilitate communication and research, the Internet was historically administered by entities which were involved in sponsoring research rather than by any of the traditional federal or state regulatory agencies. With the commercialization and internationalization of the Internet, the role of these entities in Internet administration has become less clear and private parties have begun to assume a larger role in the enhancement and maintenance of the Internet's infrastructure.

     The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month "flexibility period" through September 30, 1998. The Cooperative Agreement is subject to review by the NSF and may be terminated by the NSF at any time at its discretion or by mutual agreement. The NSF has stated that it will not be re-awarding a cooperative agreement at the end of the flexibility period.

     The U.S. government has issued the Proposed Rule to provide notice and seek public comment on a proposal to transfer over time the administration of the DNS to a private, U.S. not-for-profit corporation and increase competition in the administration of TLDs and the registration of second level domain names. The Proposed Rule states that the "U.S. government seeks as much consensus as possible before acting." See "Relationship with the NSF; Recent Developments in Internet Governance."

     Comments on the Proposed Rule have revealed substantial differences regarding how the DNS should evolve and competing proposals concerning DNS management to those set forth in the Proposed Rule have been advanced from time to time. There is a risk that failure to achieve consensus could, among other things, prevent or delay the issuance of a final rule. In addition, any rule that is issued could be challenged by persons or entities who disagree with its provisions. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations through continued uncertainty about future Internet governance or a disruption to the administration, effective operation or maintenance and expansion of the Internet, in general, or the DNS, in particular. Additionally, any final rule could be different, perhaps substantially, from the Proposed Rule. Any final rule or any terms negotiated by the U.S. government and the Company could contain provisions which are not favorable to the Company or not consistent with the Company's current or future plans. It is impossible to predict at this time whether or when a final rule will be issued and, if issued, the timing of its implementation, the exact nature of its provisions or any terms negotiated by the U.S. government and the Company or the precise effect of such provisions or terms on the Company. It is possible that certain provisions of any final rule or certain of such terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Competition."

     In the United States, apart from its obligations under the Cooperative Agreement, the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, changes in the regulatory environment could result in the Company being subject to direct regulation by other U.S. regulatory agencies, such as the Federal Communications Commission (the "FCC"). For example, the Company is aware of certain industry requests to the FCC to review the impact of Internet usage on the U.S. telecommunications service providers, in particular, the generally lower cost structure for data transmission versus voice. In addition, as Internet usage becomes more widespread internationally, there is an increased likelihood of international regulation. The Company cannot predict whether or to what extent any such new regulation will occur; however, such regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, the applicability to the Company of existing laws governing issues such as intellectual property ownership is uncertain. Courts have indicated that, under certain circumstances, ISPs could be held responsible for the failure to prevent the distribution of material that infringes on others' copyrights and other intellectual property. The future interpretation by the courts of the obligation of domain name registrars to prevent trademark infringement and other legal issues is uncertain. See "Item 3 - Legal Proceedings."

     Costs incurred or decisions rendered as a result of government actions, including enactment of new laws or adoption of new regulations, investigations or lawsuits relating to any of the foregoing, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company currently is the exclusive registrar for second level domain names in the .com, .org., .net and .edu TLDs. Multiple registrars do not currently register names in the same TLD, but this may change in the future. The Company currently faces competition in the domain name registration business from registries for country codes, third level domain name providers such as Internet access providers and registries of TLDs other than those TLDs currently being registered by the Company. A number of entities have already begun to offer competing registration services using other TLDs. Future competition in the Company's domain name registration business could come from many different companies, including, but not limited to, major telecommunications firms, cable companies and Internet access providers. Such entities have core capabilities to deliver registration services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Other companies with some or all of these capabilities may also enter the registration business. Also emerging is a growing contingent of domain name resellers. The Company's position as the leading registrar of domain names could be materially and adversely affected by the emergence of any of the foregoing competitors and potential competitors, many of which have longer operating histories and significantly greater name recognition and greater financial, technical, marketing, distribution and other resources than the Company. In addition, the Company's revenue and registration fees could be reduced due to increased competition or pricing pressures. For example, other entities may bundle domain name registrations with other products or services, effectively providing such registration services for free.

     Various governmental technical and Internet groups have been discussing for some time ways of introducing more competition into the domain name registration business. On February 20, 1998, the NTIA published the Proposed Rule in the Federal Register to provide notice and seek public comment on a proposal to increase competition in the administration of TLDs and the registration of domain names. Under the Proposed Rule, the Company would continue to operate the .com, .org, and .net registries and to act as a registrar for those TLDs, but other companies would be permitted to act as registrar for those TLDs. The Proposed Rule also provides for additional new TLDs. The Company believes that it is well positioned to succeed in a more competitive environment. However, the adoption of the Proposed Rule or a similar rule or the introduction of additional competition into the domain name registration business in some other manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Relationship with the NSF; Recent Developments in Internet Governance" and "Competition."

     In addition, the Company faces substantial competition in its consulting services business and in the development and distribution of future products and services for the Internet-based services markets. See "Competition."

     Reliance on Third Parties. Reliable communications over the Internet are dependent upon the Internet root servers, which serve as the authoritative source of Internet locations and which allow the resolution of IP addresses from domain names on the Internet. Currently, there are 13 root servers, ten of which are located in the United States, two of which are located in Europe and one of which is located in Asia. Nine of the root servers currently are populated with the domain names registered by the Company, while these nine and the other four also contain information with respect to other TLDs, including country TLDs. When communication with a particular domain name is required and the IP address of that domain name's host is not known locally, the root servers "point" to a direct or indirect source of the information. Multiple root servers are required for purposes of load balancing and redundancy.

     The location and control of these root servers has been determined by consensus of various members of the Internet community. The Company currently controls only one of these root servers and temporarily administers one other root server. The other eleven root servers are maintained and controlled by independent operators on a volunteer basis. These volunteer operators may at any time, for any reason, fail to properly maintain such servers or abandon such servers. The occurrence of any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     Further, no single organization or entity currently has formal authority over all aspects of the root zone system. Some volunteer root server operators have questioned which organization or entity has the legal authority to direct where the root servers are to be pointed. The operators of the root servers have historically taken guidance from the IANA. Therefore, it is possible that IANA could direct the root servers not to accept information updates from the Company or that the operators of the root servers could choose to no longer carry the Company's information. In the event that the root servers were changed to exclude the information maintained by the Company, all domain names registered by the Company in

TLDs for which the Company acts as the registry would no longer be accessible by other users of the Internet. This could cause widespread disruption of the Internet. If some, but not all, of the root servers were changed to exclude the Company's data, the multiple root servers would contain inconsistent information. The failure by any or all of the root servers to include or provide accessibility to the Company's data would materially and adversely affect the Internet and the Company's business, financial condition and results of operations.

     The Proposed Rule provides that a new corporation would be established to oversee the operation of an authoritative root server system. Under the Proposed Rule, IANA and the U.S. government, in cooperation with the Company, the Internet Architecture Board and other relevant organizations, would undertake a review of the root server system to recommend means to increase the security and professional management of the system. However, no assurance can be given that this provision will be part of any final rule or that, if this provision is adopted, it would eliminate the risks in this area.

     The Company's success and ability to compete also are dependent upon the relationships between the Company and ISPs worldwide. Thus, if ISPs were to elect not to route Internet communications to or from domain names registered by the Company or if enough ISPs were to elect to provide routing to a set of accepted root servers which did not point to the Company's TLD servers, the Company's business, financial condition and results of operations would be materially and adversely affected.

     Year 2000. Network Solutions, like many other companies, is in the process of assessing its computer software applications and systems to ensure their functionality with respect to the "Year 2000" millenium change. At this time, the Company believes that the remediation costs, if any, needed to make all of its internal applications and systems Year 2000 compliant are not material.


     Although the Company believes that its internal mission critical systems are Year 2000 compliant, the failure of the software applications or internal systems of other companies on which the Company's systems rely or to which they are connected or of other Internet-related companies, including Internet web hosting companies, Internet access providers, or Internet root server operators, none of which the Company controls, to be Year 2000 compliant upon January 1, 2000 could have a material adverse effect on the operation of the Internet and/or a material adverse effect on the Company's business, financial condition and results of operations.


     Litigation. The Company is involved in several legal proceedings as described in "Item 3 - Legal Proceedings." As of March 13, 1998, the Company was a defendant in 6 lawsuits involving domain name disputes between trademark owners and domain name holders in which the Company has been named as a defendant. On March 20, 1997, PG Media, Inc., a New York-based corporation, filed a lawsuit (the "PG Media suit"), alleging that the Company had restricted access to the Internet by not adding PG Media's requested TLDs in violation of the Sherman Act. On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF challenging the legality of fees defendants charge for the registration and renewal of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. The plaintiffs allege violations of the Administrative Procedures Act, the Independent Offices Appropriations Act, the Sherman Act and the U.S. Constitution. In each of these cases, the Company believes it has meritorious defenses and intends to defend itself vigorously. While the Company cannot reasonably estimate the potential impact of the claims advanced in the PG Media or Thomas suits, a successful claim against the Company in either of these proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, on June 27, 1997, SAIC received a Civil Investigative Demand from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be an antitrust violation under the Sherman Act relating to Internet registration products and services. The Company cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action will ultimately be filed by the Department of Justice. The Company is unable to predict the form of relief that might be sought in such an action or that might be awarded by a court or imposed as a result of any settlement. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation in which the Company is involved has resulted and likely will result in, and any future litigation can be expected to result in, substantial legal and other expenses to the Company and a diversion of the efforts of the Company's personnel.

     System Interruption and Security Risks. The Company's operations are dependent upon its ability to maintain its computer and telecommunications equipment in effective working order and to reasonably protect its systems against interruption from fire, natural disaster, sabotage, power loss, telecommunication failure, human error or similar events. The vast majority of the Company's computer and telecommunications equipment is located in a single facility. Although the Company has established back-up facilities at its Charlotte, North Carolina site, this measure will not eliminate the significant risk to the Company's operations from a natural disaster or system failure at its principal site. Despite the implementation of security measures and standard operating procedures, the Company's infrastructure may also be vulnerable to computer viruses, hackers, human error or similar disruptive problems caused by its employees, customers or other Internet users. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company and may deter potential customers from utilizing the Company's services. In addition, growth of the Company's customer base may put strain on the capacity of its computers and telecommunications systems and the Company's inability to sufficiently maintain or upgrade its systems could lead to degradation in performance or system failure. Any damage, failure or delay that causes significant interruptions in the Company's systems would have a material adverse effect on the Company's business, financial condition and results of operations.

     On July 17, 1997, during a routine update of the root server domain name files, the Company inadvertently released corrupted database files for the .com and .net TLDs, causing disruption throughout the Internet. The original problem, which was caused by a database error, was compounded when the normal quality control mechanisms used to validate the .com and

 .net TLD files were incorrectly overridden by Company personnel and the corrupted files were released. As a result, certain Internet users were unable to access certain web sites. The database error was subsequently fixed and the corrected files were regenerated and re-released by the Company within four hours, although the length of time during which certain Internet users experienced disruption in accessing the Internet varied.

     The Company has taken several steps to avoid any future occurrences of this or similar problems, including, but not limited to, adding software code to make it more difficult to transmit a problematic file and additional quality checks by a senior level person prior to each file transmission. There can be no assurance, however, that the Company's standard operating procedure or the additional measures implemented by the Company will prevent or mitigate a similar occurrence in the future.

     Separately, in July 1997, an entity which offers competing registration services using other TLDs exploited a security vulnerability in the Berkeley Internet Name Domain ("BIND") software, a third-party Internet name server software used by Internet companies' Unix systems, to redirect traffic intended for the Company's web site. The Company's systems were not impacted by the exploitation. However, Internet users that were relying on systems that had not upgraded to a more current version of BIND were redirected from the Company's web site which impacted the Company's business.

     If any of these or similar problems should recur or occur in the future, it could result in, among other things, damage to the Company's reputation and credibility, increased intervention by governmental entities or reduced customer confidence, which could in turn materially and adversely affect the Company's business, financial condition and results of operations.

     Uncollectible Receivables; Modifications to Billing Practices. Currently, the Company invoices a majority of its customers and permits them to pay the services fee after the domain name is registered. The Company believes it has experienced a high level of uncollectible receivables due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such registrations at a profit. The Company's experience has been that such resellers have a greater tendency than other customers to default on their services fees. The Company has established a provision for uncollectible accounts that it believes to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from the Company's estimate and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements.

     The Company continually reviews its billing practices for modification to respond to market conditions and to implement operational improvements. Any such modification could have unanticipated consequences which could result in a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Service Offerings to Date; Reliance on Domain Name Registration Services and Consulting Services for Substantially All Revenue. The Company's domain name registration services and consulting services businesses have in the past generated substantially all of the Company's revenue from continuing operations and are expected to continue to account for substantially all of the Company's revenue from continuing operations in the near term. The Company's future success will be highly dependent upon the continued increase in domain name registrations with the Company, renewal rates of its customers, the ability of the Company to maintain its current position both as a registrar of domain names and as the leading registrar of domain names within the .com TLD and the successful development, introduction and market acceptance of new services that address the demands of Internet users. Although the Company has experienced revenue growth in recent periods, such growth may not be sustainable and may not be indicative of future operating results. There can be no assurance that the Company will be able to successfully retain its current leading position in providing domain name registration services or develop or market additional services. Failure to do so would materially and adversely affect the Company's business, financial condition and results of operations.

     The Company's future success will also be dependent on its ability to maintain and expand its consulting services business. In 1997, ten clients of the Company's Consulting Services Division accounted for 80% of the division's revenues. There is no guarantee that the Company will be able to maintain or expand its consulting services business.

     Technological Change and Additional Technology, Products and Services. The development of RWhois, a Company-developed, standard open protocol, and the associated technology, allows remote registration by others. The Company's efforts to standardize and proliferate RWhois as the registration standard may result in a material adverse effect on the Company's future competitive position by enabling others to become competing registrars more easily. RWhois is also the protocol that the Company may utilize for any global directory services that the Company might offer. The successful introduction of such directory services may blur the distinction between directory services and domain name registration. Should this or another global directory service become widely proliferated, domain name registration may be subsumed into such a service. In that case, should the Company fail to secure a leadership position in providing such a global directory service or establish a system for charging for such service, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's future financial success will be highly dependent upon its ability to develop and commercialize in a timely manner new technology, products and services that can be offered in conjunction with the Company's current domain name registration and consulting services and that can meet the changing requirements of its current and future customers. The market for such technology, products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new Intranet and Internet-related products and services. Generally, the successful development and commercialization of new technology, products and services involves many risks, including the identification of new Intranet and Internet-related product and service opportunities, the successful completion of the development process, and the identification, retention and hiring of appropriate research, development and technical personnel. There can be no assurance that the Company can successfully identify new products and service opportunities and develop and bring to market in a timely manner new technologies, products or services, or that technologies, products or services developed by others will not render those of the Company noncompetitive or obsolete. Failure by the Company to develop new technologies, products or services and bring them to market in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Future Growth of the Internet and Internet Infrastructure. The Company's future success is substantially dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a relatively recent phenomenon and there can be no assurance that use of the Internet will continue to grow at its current pace. Even if the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such growth. The Company's success and the viability of the

Internet as an information medium and commercial marketplace will depend in large part upon the development of a robust infrastructure for providing Internet access and carrying Internet traffic. Failure to develop a reliable network system, or timely development of complementary products, such as high speed modems, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to changes in government regulation. The lack of Internet governance or changes in governance or regulation could adversely affect the growth of the use of the Internet and have a material adverse effect on the Company's business, financial condition and results of operations.

     Because global commerce and on-line exchange of information on the Internet are new and evolving, it is difficult to predict with any assurance that the infrastructure or complementary products will be developed, or, if developed, that the Internet will become a viable information medium or commercial marketplace. If the use of the Internet does not continue to grow, if the necessary infrastructure or complementary products are not developed or do not effectively support growth that may occur, or if the Internet does not become a viable information medium or commercial marketplace, the Company's business, financial condition and results of operations would be materially and adversely affected.

     Intellectual Property Rights. If it were determined that the Company does not have ownership rights in its database of information relating to customers in its registration business or if the Company is unable to protect such rights in this database or is required to share the database with potential competitors, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Proposed Rule would require the Company to provide the U.S. government with "a copy and documentation of all the data, software, and appropriate licenses to other intellectual property generated under the [C]ooperative [A]greement, for use by the new corporation for the benefit of the Internet." If certain of the Company's software and data generated which is proprietary to the Company were to be provided to the new corporation under the Proposed Rule and in turn provided to competing registries or registrars, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The Company relies upon a combination of nondisclosure and other contractual arrangements with its employees and third parties and trade secret laws to protect its proprietary rights and limit the distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of its proprietary information and take appropriate steps to enforce its intellectual property rights. Furthermore, even if these steps are successful, there can be no assurance that others will not develop technologies that are similar or superior to the Company's proprietary technology. Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of claims alleging infringement of third party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement. Failure by the Company to adequately protect its proprietary rights or litigation relating to intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     Potential Fluctuations in Quarterly Results. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to, developments in Internet governance, the announcement of additional competing registries, registrars or TLDs, variations in the number of requests for domain name registrations or demand for the Company's services, introduction or enhancements of services by the Company or its competitors, market acceptance of new service offerings, increased competition, costs associated with developing or providing domain name registration or other services, litigation costs, results of litigation, patterns of growth in the use of and interest in the Internet and general economic conditions. The Company is continuing to increase its operating expenses for personnel, facilities and new services development and, if its revenues do not correspondingly increase, the Company's business, financial condition and results of operations would be materially and adversely affected.

     Since the Company recognizes consulting services revenue only when engineers are engaged on client projects, the relative utilization of engineers directly affects the Company's operating results. In addition, a majority of the Company's consulting services operating expenses, particularly personnel and related costs, depreciation and rent, are substantially fixed in advance of any particular quarter. As a result, any under-utilization of engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Termination or completion of contracts in the Company's consulting services business or failure to obtain additional contracts in its consulting services business could have a material adverse effect on the Company's business, financial condition and results of operation. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty of Future Acquisitions. The Company evalutes potential acquisitions on an ongoing basis. No assurance can be given as to the Company's ability to compete successfully for available acquisition candidates or to complete future acquisitions or as to the financial effect on the Company of any acquired businesses. Future acquisitions by the Company may involve significant cash expenditures and may result in decreased operating income, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Should the Company be unable to implement successfully its acquisition strategy, its business, financial condition and results of operations could be materially and adversely affected.

     Management of Growth; Dependence on Key Personnel. The Company has recently experienced growth in the number of its employees and in the scope of its operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to successfully integrate its management team, continue to implement and improve its operational, financial and management information systems and to train, motivate, manage and retain its employees. There can be no assurance that the Company will be able to manage its expansion effectively and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, growth of the Company's customer base may strain the capacity of its computers and telecommunications systems, and the Company's inability to sufficiently maintain or upgrade its systems could lead to degradation in performance or system failure.

     The Company's future success depends in part on the continued service of its key engineering, sales, marketing, executive and administrative personnel, and its ability to identify, hire and retain additional personnel. In addition, the future success of the Company's consulting services will depend in large part on its ability to hire, train and retain engineers who have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. An inability of the Company to identify, hire, train and retain a sufficient number of qualified engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations and could impair the Company's expansion of its business. Competition for engineering, sales, marketing and executive personnel is intense and there can be no assurance that the Company can retain existing personnel or identify, hire or retain additional qualified personnel.

     Evolving Sales and Marketing Organization and Distribution Channels. The Company has had limited experience in marketing and selling its services under its current subscription-based pricing model. The Company's ability to achieve revenue growth in the future will depend in large part on its ability to manage and grow its new sales and marketing organization. There can be no assurance that the Company will be able to successfully manage this organization or identify, attract and retain experienced sales and marketing personnel with relevant experience, that the cost of such personnel will not exceed the revenue generated or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of the Company's current or potential competitors.

     In addition to establishing its direct sales channels, the Company's distribution strategy is to develop multiple distribution channels. Accordingly, the Company's ability to achieve revenue growth in the future will also depend in large part on establishing and maintaining relationships with Internet access providers and other third parties and on effectively using the Internet as a medium of distribution. There can be no assurance that the Company will be able to successfully develop third party distribution channels, develop its own capabilities to distribute services using the Internet or that any such development will result in an increase in revenue.

     Any failure by the Company to manage and grow its new sales and marketing organization, develop and expand its distribution channels or use the Internet as a medium of distribution could materially and adversely affect the Company's business, financial condition and results of operations.

     Control by SAIC. As of March 13, 1998, SAIC owned 100% of the Company's outstanding Class B Common Stock, representing approximately 75.8% of the outstanding Common Stock of the Company and approximately 96.9% of the combined voting power of the Company's outstanding Common Stock. The Class B Common Stock is convertible into Class A Common Stock, subject to certain limitations set forth in the Company's Second Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"). As a result, SAIC effectively controls all matters requiring approval by the stockholders of the Company, including the election of members of the Company's Board of Directors, changes in the size and composition of the Board of Directors and a change in control of the Company. SAIC does not have an agreement with the Company restricting its rights to convert, distribute or sell its shares of the Company's Common Stock and there can be no assurance that SAIC will maintain its ownership of the Company's Class B Common Stock.

     The Internal Revenue Code of 1986, as amended (the "Code"), requires beneficial ownership by SAIC of at least 80% of the total voting power and 80% of each class of nonvoting capital stock of the Company in order for SAIC to be able to effect a tax-free spin-off of the Company under the Code. As of March 13, 1998, SAIC owned approximately 96.9% of the total voting power of the Company. Because SAIC may seek to maintain its beneficial ownership of the Company for tax planning purposes or otherwise and may not desire to acquire additional shares of Common Stock in connection with a future issuance of shares by the Company, the Company may be constrained in its ability to raise equity capital in the future or to issue Common Stock or other equity securities in connection with acquisitions.

     Reliance on SAIC for Certain Corporate Services. SAIC and the Company have entered into certain intercompany agreements, including an agreement pursuant to which SAIC will provide various corporate services to the Company that may be material to the conduct of the Company's business (the "Corporate Services Agreement"). These services include certain routine and ordinary corporate services, including business insurance, accounting systems, employee benefits, payroll, tax and legal services as well as assistance in government relations and corporate quality assurance services as described in the Corporate Services Agreement. With respect to matters covered by the Corporate Services Agreement, the relationship between SAIC and the Company is intended to continue in a manner generally consistent with past practices. If SAIC's ownership of the Company's Common Stock drops below 50% of the Company's issued and outstanding Common Stock, the Corporate Services Agreement will be terminable by either party upon 180 days' prior written notice. Certain individual services are also terminable by either party upon 180 days' prior written notice, regardless of SAIC's stock holdings. In the event that SAIC elects to terminate the Corporate Services Agreement, there can be no assurance that the Company would be able to secure alternative sources for such services within 180 days or that such services could be obtained for costs comparable to costs to be charged by SAIC.

     Control of Tax Matters; Tax and ERISA Liability. By virtue of its controlling ownership and the terms of a tax sharing agreement (the "Tax Sharing Agreement") entered into between the Company and SAIC, SAIC will effectively control all of the Company's tax decisions for taxable periods during which SAIC and the Company file, for federal purposes, a consolidated income tax return or, for state and local purposes, a consolidated, combined or unitary tax return. Under the Tax Sharing Agreement, SAIC has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to the Company, to file federal, state and local returns on behalf of the Company and to calculate the amount of the Company's liability to SAIC under the Tax Sharing Agreement. Upon completion of the IPO, the Company is no longer part of SAIC's consolidated group for federal income tax purposes. Given the Company's past participation in SAIC's consolidated group for tax purposes and pursuant to the terms of the Tax Sharing Agreement, upon such deconsolidation, the Company's ability to recognize a benefit for future tax losses it may incur is subject to SAIC's approval. SAIC may also choose to contest, compromise or settle any adjustment or deficiency proposed by taxing authorities in a manner that may be beneficial to SAIC and detrimental to the Company.

     Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. In addition, under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and federal income tax law, each member of the controlled group is jointly and severally liable for funding and termination liabilities of tax qualified defined benefit retirement plans as well as certain plan taxes. Accordingly, during the period in which the Company was included in SAIC's consolidated or controlled group, the Company could be liable if such liability or tax is incurred, and not discharged, by any other member of SAIC's consolidated or controlled group.

     Potential Conflicts of Interest. Various conflicts of interest between the Company and SAIC could arise and persons serving as directors, officers and employees of both the Company and SAIC may have conflicting duties to each. Currently, Michael A. Daniels, the Company's Chairman of the Board, also serves as a Sector Vice President and Sector Manager of SAIC, and Donald N. Telage, the Company's Senior Vice President, Internet Relations and one of the Company's directors, also serves as a Group Senior Vice President of SAIC. Further, J. Robert Beyster, a director of the Company, is also the Chief Executive Officer and Chairman of the Board of SAIC, John E. Glancy, a director of the Company, is also a Corporate Executive Vice President and a director of SAIC, J. Dennis Heipt, a director of the Company, is also the Senior Vice President - Administration of SAIC and William A. Roper, Jr., a director of the Company, is also Senior Vice President and Chief Financial Officer of

SAIC. Ownership interests of directors or officers of the Company in the common stock of SAIC could also create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the Company and SAIC. In addition, for financial reporting purposes, the Company's financial results will be included in SAIC's consolidated financial statements. The members of the Board of Directors of the Company and the executive officer of the Company who are affiliated with SAIC will consider not only the short-term and long-term impact of financial and operating decisions on the Company, but also the impact of such decisions on SAIC's consolidated financial results. In some instances, the impact of such decisions could be disadvantageous to the Company while advantageous to SAIC.

     Certain Charter Provisions and Limitations on Liability. The Company's Certificate of Incorporation includes provisions relating to competition by SAIC with the Company, allocations of corporate opportunities, transactions with interested parties and intercompany agreements and provisions limiting the liability of certain persons. The enforceability under Delaware corporate law of such provisions which eliminate certain rights that might have been available to stockholders under Delaware law had such provisions not been included has not been established. The Company's Certificate of Incorporation provides that any person purchasing or acquiring an interest in shares of capital stock of the Company shall be deemed to have consented to the provisions in the Certificate of Incorporation relating to competition by SAIC with the Company, conflicts of interest, corporate opportunities and intercompany agreements, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. The corporate charter of SAIC does not include comparable provisions and, as a result, persons who are directors and/or officers of the Company and who are also directors and/or officers of SAIC may choose to take action in reliance on such provisions rather than act in a manner that might be favorable to the Company but adverse to SAIC.

     Under the Company's Certificate of Incorporation, the personal monetary liability of the directors of the Company for breach of their fiduciary duty of care, including actions involving gross negligence, is eliminated to the fullest extent permitted under Delaware law.

     International Operations. The Company's revenues from sources outside the U.S. have increased significantly and may continue to increase in the future. As a result, the Company will increasingly be subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, the Company will increasingly be subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that such regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its business practice. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     Shares Eligible for Future Sale. SAIC owns 100% of the Company's outstanding Class B Common Stock, which, as of March 13, 1998, represented approximately 75.8% of the outstanding Common Stock of the Company. A decision by SAIC to sell such shares could materially and adversely affect the market price of the Class A Common Stock. The Company and SAIC have entered into a registration rights agreement (the "Registration Rights Agreement") which requires the Company to effect a registration statement covering some or all of the shares of Class A Common Stock to be owned by SAIC upon conversion of the Class

B Common Stock owned by SAIC and any other shares of Class A Common Stock otherwise acquired by SAIC, subject to certain terms and conditions. The Company has agreed to indemnify SAIC in connection with any such registration.

     In certain circumstances, including without limitation, a public offering or distribution of Class B Common Stock by SAIC, the Class B Common Stock would trade separately from the Class A Common Stock in the public market. Separate trading of the Class B Common Stock in the public market or the perception that such trading could occur, could materially and adversely affect the market price of the Class A Common Stock.

     Possible Volatility of Stock Price. The market price of the shares of Class A Common Stock at times has been highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, developments in Internet governance, announcement of additional competing registries, registrars or TLDs, litigation costs, results of litigation, introduction of new products or services by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the networking and other technology industries, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Class A Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Effect of Certain Charter Provisions; Anti-takeover Effects of Certificate of Incorporation and Delaware Law. The holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class B Common Stock held by SAIC is convertible into Class A Common Stock under certain conditions set forth in the Company's Certificate of Incorporation. The Company's Board of Directors will have the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of such shares, without any further vote or action by the Company's stockholders. Such charter provisions could have the effect of delaying or preventing a change of control of the Company. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of preferred stock. Further, certain provisions of the Company's Certificate of Incorporation and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2.  PROPERTIES.

     The Company's principal executive office is located in 45,000 square feet of a facility in Herndon, Virginia, under a space usage arrangement with SAIC. SAIC's lease for this facility expires in November 2002. The Company also leases an additional 40,306 square feet in a facility in Herndon, Virginia under a lease expiring in July 2002. The Company also has offices located in a 10,000 square foot facility, also in Herndon, under a space usage arrangement with SAIC. SAIC's lease for this facility expires in October 1999. Additionally, the Company has offices located in approximately 9,300 square feet in a facility in Charlotte, North Carolina, under two space usage arrangements with SAIC. SAIC's two leases with respect to this facility expire in August 1998 and July 2002. The Company believes that its current facilities will be adequate for the next 12 months and that any additional facilities will be available in the future as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     As of March 13, 1998, the Company was a defendant in 6 lawsuits involving domain name disputes between trademark owners and domain name holders. The Company is drawn into such disputes, in part, as a result of claims by trademark owners that the Company is legally required, upon request by a trademark owner, to terminate the right the Company granted to an alleged trademark infringer to register the domain name in question. Further, trademark owners have also alleged that the Company should be required to monitor future domain name registrations and reject registrations of domain names which are identical or similar to their federally registered trademark. The holders of the domain name registrations in dispute have, in turn, questioned the Company's right, absent a court order, to take any action which suspends their registration or use of the domain names in question. Although 42 out of approximately 3,600 of these situations have resulted in litigation involving the Company, as of March 13, 1998, no payments have been made by the Company to any plaintiff and only four of these cases are pending. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

     On June 27, 1997, SAIC received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") issued in connection with an investigation to determine whether there is, has been, or may be an antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and the Company relating to their Internet registration business. The Company cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action will ultimately be filed by the DOJ. The Company is unable to predict the form of relief that might be sought in such an action or that might be awarded by a court or imposed as a result of any settlement. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

     On March 20, 1997, PG Media, Inc., a New York-based corporation ("PG Media"), filed a lawsuit against the Company in the United States District Court, Southern District of New York alleging that the Company had restricted access to the Internet by not adding PG Media's requested TLDs in violation of the Sherman Act. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to include reference to PG Media's TLDs and name servers in the root zone file administered by the Company under the Cooperative Agreement. The Company has answered the complaint, but no motions are pending. In addition, in June 1997, the Company received written direction from the NSF not to take any action to create additional TLDs or to add any new TLDs to the Internet root zone until the NSF provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. The Company believes that it has meritorious defenses and intends to vigorously defend itself against the claims of PG Media. Although the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiff's theory could have a material adverse effect on the Company's business, financial condition and results of operations.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration and renewal of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs originally alleged violations of the Competition in Contracting Act ("CICA"), the Sherman Act and the U.S. Constitution. Following the filing of motions to dismiss by the defendants, the plaintiffs filed an amended complaint on January 30, 1998, dropping the cause of action based upon CICA, but adding alleged violations of the Administrative Procedures Act and the Independent Offices Appropriations Act. The plaintiffs also filed a motion for preliminary injunctive relief against the NSF concerning the "Intellectual Infrastructure Fund." On February 2, 1998, the United States District Court, District of Columbia, issued an order granting the plaintiffs' motion for a preliminary injunction, enjoining the NSF from spending any of the money collected by the Company for the Intellectual Infrastructure Fund. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against the Company seeking several items of relief. On February 24, 1998, the Company and the NSF filed motions to dismiss the amended complaint. Also on February 24, the plaintiffs filed a motion for partial summary judgment concerning the Intellectual Infrastructure Fund. The plaintiffs' motion for preliminary injunction against the Company and partial summary judgment against the NSF, and both motions to dismiss were heard before the Court on March 17, 1998 and the Court has taken the matters under advisement. The Company believes that it has meritorious defenses and intends to vigorously defend itself against the claims in the Thomas suit. While the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiffs' theories could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its financial position, results of operations, cash flows or its ability to conduct business.

     Litigation in which the Company is involved has resulted and likely will result in, and any future litigation can be expected to result in, substantial legal and other expenses to the Company and a diversion of the efforts of the Company's personnel.

     See "Item 1 - Business - Risk Factors - Litigation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of the General Instructions to Form 10-K, the following information is included as an unnumbered Item in Part I of this Form 10-K. Set forth below is a list of the names and ages (as of March 30, 1998) of all executive officers of Network Solutions, all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been appointed to serve until their successors are appointed or until their earlier resignation or retirement.

Name                                  Age       Position
----                                  ---       --------
Gabriel A. Battista                   53        Chief Executive Officer and Director
Bruce L. Chovnick                     38        Senior Vice President and General Manager,
                                                Consulting Services

David H. Holtzman                     41        Senior Vice President, Engineering
Robert J. Korzeniewski                41        Chief Financial Officer
Donald N. Telage                      53        Senior Vice President, Internet Relations and
                                                Director
Douglas L. Wolford                    36        Senior Vice President, Marketing

     Gabriel A. Battista has served as a director of the Company since November 1996 and as Chief Executive Officer of the Company since October 1996. From September 1995 to October 1996, Mr. Battista served as President and Chief Executive Officer of Cable & Wireless, Inc., a telecommunications company and U.S. subsidiary of Cable & Wireless, P.L.C. From 1991 to 1995, Mr. Battista served as President and Chief Operating Officer of Cable & Wireless, Inc. and from 1987 to 1991, he served as the Chief Operating Officer of National Telephone Services, a long distance operator service company. Mr. Battista also serves as a director of Axent Technologies, Inc. and Systems & Computer Technology Corporation. Mr. Battista received a B.S.E.E. from Villanova University, a M.S.E.E. from Drexel University and an M.B.A. from Temple University.

     Bruce L. Chovnick has served as Senior Vice President and General Manager, Consulting Services of the Company since October 1997. From October 1993 until September 1997, he served as Vice President of Global Internet Solutions for General Electric Information Services, Inc., an electronic commerce company. Prior to that he was a Senior Manager of IBM Corporation, a computer systems, software, networking systems and storage devices manufacturer, from January 1984 to September 1993. Mr. Chovnick received a B.S. in Computer Science from the University of Florida.

     David H. Holtzman has served as Senior Vice President, Engineering of the Company since February 1997. From September 1995 until January 1997, he served as Chief Scientist, IBM Internet Information Technology (InfoMarket) group, a computer systems, software, networking systems and storage devices manufacturer. Prior thereto, from May 1992 to 1994, he served as a Senior Associate at Booz-Allen & Hamilton, a management consulting firm. Mr. Holtzman received a B.A. in Philosophy from the University of Pittsburgh and a B.S. in Computer Science from the University of Maryland.

     Robert J. Korzeniewski has served as Chief Financial Officer of the Company since March 1996. From 1987 until October 1997, Mr. Korzeniewski held a variety of senior financial positions with SAIC and served as a Corporate Vice President for Administration of SAIC from 1989 until 1997. Mr. Korzeniewski is a Certified Public Accountant and received a B.S. in Business Administration from Salem State College.

     Donald N. Telage has served as a director of the Company since May 1995 and as Senior Vice President, Internet Relations of the Company since February 1997. Dr. Telage also served as President and Chief Operating Officer of the Company from May 1995 to February 1997. Since 1986, Dr. Telage has served in various positions with SAIC and has served as a Group Senior Vice President of SAIC since 1993. Prior thereto, Dr. Telage served as a Corporate Vice President of SAIC from 1992 to 1993. Dr. Telage received his B.A. in Psychology from the University of Connecticut and received an M.A. and a Ph.D. in Mathematics from Clark University.

     Douglas L. Wolford has served as Senior Vice President, Marketing of the Company since December 1997. From December 1994 to November 1997, Mr. Wolford was General Manager, Marketing for General Electric Information Services, Inc., an electronic commerce company. Prior thereto, he served as Director, Development and Public Affairs for the National Academy of Engineering, from March 1989 to December 1994. Mr. Wolford received a B.S. from North Carolina State University, a Certificat de Langue Francaise from Sorbonne University and an M.B.A. in Marketing from the University of Maryland.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Registration Statement on Form S-1 (Registration No. 333-30705) was declared effective on September 25, 1997 by the Securities and Exchange Commission. The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market on September 26, 1997 under the symbol NSOL. Prior to that date, there was no public market for the Class A Common Stock. The Company registered and sold 3,220,000 shares for its own account at an aggregate price of $57,960,000 and the selling stockholder (SAIC) registered and sold 575,000 shares for its account at an aggregate price of $10,350,000, for a combined total of 3,795,000 shares at an aggregate price of $68,310,000. The offering is now completed. After subtracting expenses incurred for the Company's account in connection with the offering, the Company's net offering proceeds were $52,405,000. On October 1, 1997, the Company received the offering proceeds, from which a $10,000,000 dividend was paid to SAIC. The remaining proceeds have been invested in short-term investment grade government discount notes and commercial paper. With the exception of the $10,000,000 dividend paid to SAIC on October 1, 1997, the Company has neither declared nor paid cash dividends on its Common Stock. The Company currently intends to retain its earnings, if any, for future growth and does not anticipate paying any dividends in the foreseeable future. Its Board of Directors will determine the Company's future dividend policy on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and investment opportunities.

     The following table provides the high and low sale prices of the Class A Common Stock on the Nasdaq National Market for the period from September 26, 1997 through December 31, 1997.

                     High                               Low
                     ----                               ---

                     $26.75                             $11.75

     As of March 20, 1998, there were 47 holders of record of Network Solutions Class A Common Stock. Because many of the Company's shares of Common Stock are held by brokers and other institutions on behalf of beneficial stockholders, the Company is unable to determine the exact number of beneficial stockholders represented by these record holders.

     Since January 1, 1995, the Company has issued and sold (without payment of any selling commission to any person) the unregistered securities described below:

         1. From October 14, 1996 to December 31, 1997, the Company granted incentive stock options to purchase an aggregate of 100,900 shares of the Company's Class A Common Stock to employees, officers and directors of the Company under its 1996 Stock Incentive Plan at exercise prices ranging from $11.25 to $14.00 per share. All of these options vest over a period of time following their respective dates of grant pursuant to the Company's 1996 Stock Incentive Plan.

         2. From October 14, 1996 to December 31, 1997, the Company granted nonstatutory stock options to purchase an aggregate of 1,725,325 shares of the Company's Class A Common Stock to employees, officers and directors of the Company under its 1996 Stock Incentive Plan at exercise prices ranging form $11.25 to $14.875 per share. All of these options vest over a period of time following their respective dates of grant pursuant to the Company's 1996
Stock Incentive Plan.

     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had access, through their relationship with the Company, to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                   1993          1994        1995 (1)        1996          1997
                                                 --------      --------      --------      --------      --------
                                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenue                                      $  4,369      $  5,029      $  6,486      $ 18,862      $ 45,326
Cost of revenue                                     2,924         3,073         5,704        14,666        25,798
                                                 --------      --------      --------      --------      --------
Gross profit                                        1,445         1,956           782         4,196        19,528

Research and development expenses                       -             -             -           680         1,653
Selling, general and administrative expenses        1,401         1,544         2,394         6,280        12,268
Interest expense (income), net                        120           109            61          (496)       (2,095)
                                                 --------      --------      --------      --------      --------

Income (loss) from continuing
   operations before income taxes and
      cumulative effect of a change in
      accounting principle                            (76)          303        (1,673)       (2,268)        7,702
Provision (benefit) for income taxes                   34           114          (239)         (643)        3,471
                                                 --------      --------      --------      --------      --------

Income (loss) from continuing operations             (110)          189        (1,434)       (1,625)        4,231

Loss from discontinued
   operations, net of income taxes (2)               (936)       (1,169)       (1,403)            -             -
Cumulative effect of change in accounting
   for income taxes                                   660             -             -             -             -
                                                 --------      --------      --------      --------      --------

Net income (loss)                                $   (386)     $   (980)     $ (2,837)     $ (1,625)     $  4,231
                                                 ========      ========      ========      ========      ========


Basic earnings per share:
-------------------------

Income (loss) from continuing operations         $  (0.10)     $   0.18      $  (0.14)     $  (0.13)     $   0.32
Loss  from discontinued operations                  (0.90)        (1.12)        (0.13)            -             -
Cumulative effect of accounting change               0.63             -             -             -             -
                                                 --------      --------      --------      --------      --------
Net income (loss)                                $  (0.37)     $  (0.94)     $  (0.27)     $  (0.13)     $   0.32
                                                 ========      ========      ========      ========      ========

Weighted average shares                             1,048         1,042        10,335        12,500        13,305


Diluted earnings per share:
---------------------------

Income (loss) from continuing operations         $  (0.10)     $   0.18      $  (0.14)     $  (0.13)     $   0.31
Loss  from discontinued operations                  (0.90)        (1.12)        (0.13)            -             -
Cumulative effect of accounting change               0.63             -             -             -             -
                                                 --------      --------      --------      --------      --------
Net income (loss)                                $  (0.37)     $  (0.94)     $  (0.27)     $  (0.13)     $   0.31
                                                 ========      ========      ========      ========      ========

Weighted average shares                             1,048         1,047        10,335        12,500        13,483

                                                           Year Ended December 31,
                                             ----------------------------------------------------
                                              1993       1994       1995        1996        1997
                                             ------     ------     ------      ------      ------
OTHER OPERATING DATA (3):
      Net new registrations                      13         24        141         489         960

      Less: Registrations not renewed             -          -         (1)        (39)        (46)
                                             ------     ------     ------      ------      ------

      Net registrations as of year end           13         37        177         627       1,541
                                             ======     ======     ======      ======      ======


                                                           Year Ended December 31,
                                             ----------------------------------------------------
                                              1993       1994       1995        1996        1997
                                             ------     ------     ------      ------      ------
BALANCE SHEET DATA:
      Cash and cash equivalents              $    -     $  136     $    5     $15,540    $ 41,146
      Working capital (4)                      (179)    (1,340)      (559)      1,362      50,947
      Total assets (5)                        3,124      2,448     11,748      66,118     149,620
      Deferred revenue, net                      73        137      3,346      29,352      61,451
      Long-term obligations,
         excluding current portion              344         81      1,353       9,440      18,743
      Total stockholders' equity              1,221        252      3,062       1,437      47,655

--------------------------

(1) The Selected Financial Data for the year ended December 31, 1995 was derived by combining the Company's results of operations for the period January 1, 1995 through March 10, 1995 and the period March 11, 1995 through December 31, 1995, which, respectively, are periods before and after the date of the SAIC acquisition. The data for these two periods were prepared on differing bases of accounting and, accordingly, the comparability of such data with other periods is limited, primarily as a result of goodwill amortization, new corporate services agreements and the repayment of outstanding debt balances. See Notes 1 and 11 of Notes to Financial Statements for a discussion of the presentation for each of these periods.

(2) See Note 13 of Notes to Financial Statements for a discussion of discontinued operations.

(3) Net new registrations for each period include gross new registrations less an estimate of registrations that are uncollectible. Net registrations include net new registrations less an estimate of registrations not renewed. Prior to September 14, 1995, net registrations equaled gross registrations because the Company was reimbursed by the NSF for all registrations under a cost plus fixed-fee contract.

(4) Working capital calculation includes $73, $137, $1,993, $19,912 and $43,789 of current deferred revenue as of December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

(5) Total assets include $0, $0, $1,408, $17,453 and $25,873 of restricted assets as of December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Item 6 -- Selected Financial Data" and the Company's accompanying financial statements and notes thereto. Certain information in this Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Factors Affecting Operating Results" as well as those discussed elsewhere in this Form 10-K and the Company's subsequent SEC filings.

     OVERVIEW

     The Company. The Company currently acts as the exclusive registrar of Internet domain names within the .com, .org, .net, and .edu TLDs pursuant to a Cooperative Agreement with the NSF. Domain names are used to identify a unique site or presence on the Internet. As registrar to these TLDs, the Company registers new domain names and is responsible for the maintenance and dissemination of the master file of domain names through daily updates to the Internet. The Company also provides enterprise network consulting services, focusing on network engineering, network and systems security and network management solutions for commercial customers.

     Cumulative net registrations (gross registrations less management's estimate of uncollectible registrations and of non-renewals) within the TLDs maintained by the Company increased by 146% from 627,000 domain names registered at December 31, 1996 to 1,541,000 domain names registered at December 31, 1997. Net registrations in the .com TLD represent 87% of the Company's total net registrations at December 31, 1997. Out of the 1,541,000 cumulative net registrations at December 31, 1997, 598,000 registrations will be up for annual renewal during 1998 based upon their respective anniversaries of initial registration. International registrations continued to increase as a percentage of net new registrations, averaging 27% during 1997 with fourth quarter 1997 international registrations at 34% of net new registrations as compared to 18% in the same quarter of 1996. Net revenue from registration services accounted for 85.6% of the Company's net revenue for the year ended December 31, 1997.

     The Company's consulting services division delivers full life cycle network engineering and consulting for a broad range of companies including multinational oil and gas corporations and major financial institutions. A pioneer in Internet technology since 1979, the Company has built an international reputation in enterprise network engineering, network and systems security, and network operations center deployment. Net revenue from consulting services accounted for 14.4% of the Company's net revenue for the year ended December 31, 1997.

     Registration Services. In December 1992, the Company entered into the Cooperative Agreement with the NSF under which the Company was to provide Internet domain name registration services for five TLDs: .com, .org, .net, .edu and .gov. These "registration services" include domain name registration and renewal, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and dissemination of records through updates to the Internet. The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month "flexibility period" through September 30, 1998. The Cooperative Agreement is subject to review by the NSF and may be terminated by the NSF at any time at its discretion or by mutual agreement. The NSF has stated that it will not be re-awarding a cooperative agreement at the end of the flexibility period.

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract (with a fee of 8%). Effective September 14, 1995, the NSF and the Company amended the Cooperative Agreement to require the Company to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net TLDs. Registrants pay a services fee of $100 for two years of domain name services upon each initial registration and an annual renewal fee of $50 per year thereafter (collectively "registration fees"). The NSF paid the registration fees for domain names within the .edu and
 .gov TLDs through March 31, 1997. Commencing April 1, 1997, the Company agreed with the NSF to provide domain name services within the .edu and .gov TLDs free of charge. As of October 1, 1997, the Company no longer registers or administers domain names in the .gov TLD. Historical registrations in the .edu and .gov TLDs represent less than 0.1% of cumulative net registrations at December 31, 1997 and less than 0.1% of net new registrations during the period from April 1, 1997 to December 31, 1997, and did not have a significant impact on the Company's net revenues or costs of services.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by the Company is required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, is not recognized as revenue by the Company. The Company has reflected these funds, along with the appropriate percentage of net accounts receivable, as restricted assets and has recorded an equivalent, related current liability. The Company maintains the cash received relating to the set aside funds in a separate interest bearing account. This restricted cash at December 31, 1996 and 1997 was approximately $13,049,000 and $23,512,000, respectively.
The set aside funds, plus any interest earned, are intended to be disbursed at the direction of the NSF. In November 1997, the Company disbursed $23 million out of the fund to the NSF at its direction. Future collection or disbursement of these set aside funds will have no significant effect on the Company's business, net financial position or results of operations.

     On March 12, 1998, the NSF and the Company amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 will be charged $70 for two years of registration services and an annual renewal fee of $35 per year thereafter. This amendment will have no effect on the revenue currently recognized on each registration ($70 for initial registrations and $35 for renewals), since the Company previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to the Company on a per registration basis does not change, the amount charged to customers will decline. The impact of this price change on new registrations during the first quarter of 1998 is not expected to be material and the potential increase in demand for domain names for the remainder of 1998 due to the lower price point is uncertain.

     In order to provide prompt access to new domain names on the Internet, the Company invoices customers and permits them to pay their registration fees after their domain names are registered. The Company's experience has been that, for the period from September 1995 to

December 1997, approximately 30% of registrations have ultimately been deactivated for non-payment. The Company believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such names at a profit. Such resellers have a greater tendency than other customers to default on their registration fees. As a consequence, the Company has recorded a comparable provision for uncollectible accounts in determining net registration revenue. This 30% provision has been consistently applied for the period from September 1995 to December 1997 and is considered adequate by the Company.

     Registration fees charged to end users for registration services, net of the 30% set aside funds, are recognized as revenue evenly over the registration term. Accordingly, the Company recognizes $70 ($100 fee less $30 set aside) on a straight-line basis over the two-year services period for each initial domain name registration, equivalent to $35 per year. Renewals of domain name registrations are recorded as revenue based upon $35 ($50 fee less $15 set aside) recognized on a straight-line basis over the one-year services period. This "subscription-based" model defers revenue recognition until the Company provides the registration services, including daily updates to the Internet and maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At December 31, 1997, the Company had net deferred revenue of $61.5 million, of which $43.8 million will be recognized as revenue in 1998.

     Consulting Services. Substantially all of the Company's consulting services revenue is derived from professional services which are generally provided to clients on a "time and expense" basis and is recognized as services are performed.

     NationsBanc Services, Inc. ("NationsBanc") is the Company's largest consulting services customer and accounted for 29% of the Company's consulting services revenue for the year ended December 31, 1997. NationsBanc originally contracted with the Company in 1993 to provide ongoing analysis, design, implementation and support engineering for its enterprise network. The Company currently provides network design and engineering services as well as a variety of project specific services for NationsBanc. The Company's current contract with NationsBanc is a three-year contract which commenced January 1, 1997 and is a requirements contract under which the Company's services are ordered by task orders issued by NationsBanc. The NationsBanc contract may be terminated by NationsBanc at any time upon 30-days' prior written notice to the Company. During 1997, task orders for a number of services the Company had historically performed for NationsBanc were not renewed. The Company believes this reflects NationsBanc's focus on increasing its internal information technology staff as well as its continued efforts to integrate information technology staff from recent acquisitions. There can be no assurance that the Company will obtain any additional task orders under the NationsBanc contract.

     Financial Presentation. The accompanying historical financial statements for all periods presented reflect the results of continuing operations related to the commercial activities of the Company only. The operating results of both the minority-based government contracts business, which was transferred into a separate entity prior to the acquisition of the Company by SAIC, and the remaining government-based business, which was transferred to SAIC effective February 1996, are reflected as discontinued operations in the Company's financial statements. See Notes 1 and 9 to the Company's Financial Statements for a discussion of transactions with SAIC.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's Statements of Operations. The percentage relationships for the year ended December 31, 1995 were derived by combining the Company's results of operations for the period January 1, 1995 through March 10, 1995 and the period March 11, 1995 through December 31, 1995 which, respectively, are periods before and after the date of the SAIC acquisition. Accordingly, the data for these two periods and the periods preceding and following the acquisition were prepared on differing bases of accounting and, as a result, the comparability of such percentage relations with other periods is limited primarily as a result of the goodwill amortization, corporate services agreements and interest expense related to outstanding debt balances.

                                                    Percentage of Net Revenue
                                                 -------------------------------
                                                           Fiscal Year
                                                        Ended December 31,
                                                 -------------------------------
                                                  1995        1996         1997
                                                 -------     -------      ------
Net revenue                                        100.0%      100.0%      100.0%
Cost of revenue                                     87.9        77.8        56.9
                                                 -------     -------      ------
Gross profit                                        12.1        22.2        43.1

Research and development expenses                      -         3.6         3.6
Selling, general and administrative expenses        36.9        33.3        27.1
Interest expense (income), net                       0.9        (2.7)       (4.6)
                                                 -------     -------      ------

Income (loss) from continuing operations           (25.7)      (12.0)       17.0

Provision (benefit) for income taxes                (3.6)       (3.4)        7.7
                                                 -------     -------      ------

Income (loss) from continuing operations,
    net of income taxes                            (22.1%)      (8.6%)       9.3%
                                                 =======     =======      ======

     COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

     Net Revenue. Net revenue increased 140% from $18.9 million in 1996 to $45.3 million in 1997. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD. Net revenue from registration services increased 246% from $11.2 million in 1996 to $38.8 million in 1997. Net new registrations increased 96% from 489,000 during 1996 to 960,000 during 1997. Growth in registrations has been driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations as of December 31, 1996 were 627,000 as compared to 1,541,000 as of December 31, 1997, for a 146% increase.

     Net revenue from consulting services decreased 16% from $7.7 million in 1996 to $6.5 million in 1997. This decrease was primarily attributable to a decrease in business from NationsBanc. NationsBanc, the Company's largest consulting services client, accounted for $3.7 million or 20% of the Company's total net revenue in 1996 and $1.9 million or 4% of the Company's total net revenue in 1997. The Company believes NationsBanc will continue to be a significant customer of its consulting services business, but to a lesser extent than in previous years, both in terms of dollars and as a percentage of the Company's total net revenue.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 76% from $14.7 million in 1996 to $25.8 million in 1997. The increase was primarily driven by the growth of the Company's registration business which experienced additional labor costs of $4.2 million and additional outsourcing costs of $1.6 million in support of the Company's invoicing, collection and processing activities. In June 1997, the Company opened a 31,200 square foot facility to support its Internet business operations and in January 1998, the Company signed an agreement to lease an additional 9,100 square feet at the same location. This leased facility is designed to meet current registration services customer support needs as well as to provide expansion capability for future business. The Company continues to invest in improvements to the back office component of its domain name registration business including investments in additional hardware, software, staffing and facilities and currently anticipates that it will continue to make significant investments in its back office for the foreseeable future.

     As a percentage of net revenue, cost of revenue decreased from 77.8% in 1996 to 56.9% in 1997. This decrease primarily reflects economies of scale that the Company has begun to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the development and enhancement of the Company's technologies. Research and development expenses increased 150% from $680,000 in 1996 to $1.7 million in 1997. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that the level of research and development expenses will increase significantly in the near future in absolute dollars as the Company invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses were 3.6% for both 1996 and 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, corporate services from SAIC, legal costs and amortization of goodwill associated with the Company's acquisition by SAIC. Selling, general and administrative expenses increased 95% from $6.3 million in 1996 to $12.3 million in 1997. The increase is primarily attributable to increased management and administrative labor expenses of $1.8 million, business development expenses of $1.3 million and an increase in legal costs of $1.0 million.

     As a percentage of net revenue, selling, general and administrative expenses decreased from 33.3% in 1996 to 27.1 % in 1997. The decrease in percentage of net revenue reflects economies the Company has begun to achieve due primarily to the growth of its domain name registration business. The Company expects that the level of selling, general and administrative expenses will increase significantly in the near future in terms of absolute dollars as operations continue to expand. In particular, sales, marketing and business development expenses will increase as the Company introduces new enhanced registration and other services and begins to actively promote the use of the
 .com TLD.

     Interest Income, Net. The Company had net interest income of $496,000 in 1996 as compared to $2.1 million in 1997. The increase is attributable to the investment of the net proceeds of the Company's stock offering as well as improved cash flow resulting from the increase in domain name registrations.

    Income Taxes (Benefit). The income tax benefit was $643,000 in 1996 as compared to an income tax expense of $3.5 million in 1997. The effective tax rate changed from 28% in 1996 to 45% in 1997. The difference between the effective rates is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income or loss for the year. Goodwill is being amortized by the Company over five years and is associated with the acquisition of the Company by SAIC in 1995.

     COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

     Net Revenue. Net revenue increased 191% from $6.5 million in 1995 to $18.9 million in 1996. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD, as well as the Company's shift to a subscription-based pricing model. Net revenue from registration services increased 600% from $1.6 million in 1995 to $11.2 million in 1996. Net revenue in 1995 primarily reflects the cost reimbursement plus fixed-fee contract with the NSF whereas net revenue for 1996 reflects the Company's subscription-based pricing model. Net new registrations increased 247% from 141,000 during the year ended December 31, 1995 to 489,000 during the year ended December 31, 1996. Cumulative net registrations increased 254% from 177,000 at December 31, 1995 to 627,000 at December 31, 1996.

     Net revenue from consulting services increased 57% from $4.9 million in 1995 to $7.7 million in 1996, including an increase in net revenue from NationsBanc, the Company's largest consulting services customer, which increased 42% from $2.6 million in 1995 to $3.7 million in 1996. This growth was primarily attributable to increased funding within NationsBanc to support internal network integration and expansion. The Company also experienced growth from a number of new consulting services customers, many of which were obtained through subcontracting with and utilizing leads from SAIC.

     NationsBanc accounted for 19.6% of total net revenue in 1996. NationsBanc accounted for 40.0% of total net revenue and the NSF (under the cost reimbursement plus fixed-fee contract) accounted for 20.8% of total net revenue in 1995. No other source of revenue accounted for more than 7.1% of total net revenue in either year.

     Cost of Revenue. Cost of revenue increased 157% from $5.7 million in 1995 to $14.7 million in 1996. The increase in cost was related primarily to an increase in the cost of labor of $3.7 million as a result of the Company's rapid growth. Effective with the September 14, 1995 amendment to the Cooperative Agreement which implemented the subscription-based pricing model, the Company established and continued to develop its back office capability. This required the Company to make significant investments in hardware and software as well as to utilize a number of third-party vendors in support of back office requirements. In particular, the Company began to outsource portions of its back office operations during the fourth quarter of 1996. A principal benefit of outsourcing was to increase the capacity and efficiency of its back office operations; however, such action alone did not significantly impact operating margins.

     As a percentage of net revenue, cost of revenue decreased from 87.9% in 1995 to 77.8% in 1996. This decrease reflects economies of scale that the Company has begun to achieve due to the growth of its domain name registration business.

     Research and Development Expenses. There were no research and development expenses in 1995, in large part because registration system enhancements were reimbursable under the Cooperative Agreement. In 1996, research and development expenses were $680,000 or 3.6% of net revenue. Through December 31, 1996, all of the Company's research and development costs have been expensed as incurred.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 162% from $2.4 million in 1995 to $6.3 million in 1996. This increase was primarily attributable to increases in management, administrative and business development staff, as well as increased legal costs associated with the administration of the Company's domain name dispute policy. Selling, general and administrative expenses include $237,000 in 1995 and $822,000 in 1996 of expenses allocated from SAIC in accordance with the then current intercompany agreement. If the expenses were based on the fee of 2.5% of net revenue under the intercompany agreement in effect during 1997, such expenses would have been $133,000 and $472,000, respectively.

     As a percentage of net revenue, selling, general and administrative expenses decreased from 36.9% in 1995 to 33.3% in 1996, reflecting the generally fixed nature of certain general and administrative expenses as well as management's control of such costs.

     Interest Expense (Income). The Company had net interest expense of $61,000 in 1995 as compared to interest income of $496,000 in 1996. The change is primarily attributable to positive cash flow in 1996 associated with the Company's domain name registration business.

     Income Taxes (Benefit). The income tax benefit was $239,000 in 1995 as compared to $643,000 in 1996. The effective tax rate increased from 14.3% in 1995 to 28.4% in 1996. The difference between the effective tax rates was primarily attributable to non-deductible goodwill comprising a higher percentage of the Company's net loss in 1995.

     Discontinued Operations. Immediately prior to the acquisition of the Company by SAIC, the portion of the Company's business relating to the minority-based government business had been transferred into a separately-owned entity. In November 1995, SAIC adopted a plan to transfer the Company's remaining government-based business to SAIC in order to enable the Company to focus on the growth of its commercial business, which includes registration and consulting services. This transfer was effective as of February 1996. November 1995 was the measurement date for discontinued operations for accounting purposes. The activities of both the minority-based government business and the remaining government-based business are reflected as discontinued operations. Net income
(loss) from discontinued operations excludes general corporate overhead of the Company. No gain or loss was incurred as a consequence of the transfer of these businesses.

     In 1995, discontinued operations incurred a net loss of $1.4 million. The loss was primarily attributable to the Company's remaining government business, which increased the Company's provision for uncollectible accounts associated with the bankruptcy of a prime contractor, high interest costs associated with payment issues from other prime contractors and over-runs of fixed-price and fixed-rate contracts. As mentioned above, this business was transferred to SAIC effective as of February 1996.

     FACTORS AFFECTING OPERATING RESULTS

     The Company's expense levels are based in part on its expectations as to future revenue and to a large extent are fixed. As a result, quarterly sales and operating results generally depend on the volume of and ability to fulfill registration requests and consulting services contract awards, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company expects a significant increase in its operating expenses as it funds greater levels of product and services development, increases its sales and marketing operations, updates systems and infrastructure, expands its facilities, develops new distribution channels and broadens its customer support capabilities. While no individual expenditure is anticipated to have a material impact on the Company's operating results, the combined effect could be significant and cannot be reasonably estimated at this time. To the extent that such expenses precede or are not subsequently followed by an increase in revenue, the Company's business, financial condition and results of operations will be materially and adversely affected.

     The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to, developments in Internet governance, increased competition, through the introduction of competing TLDs or competing registrars in .com, .org or .net or otherwise, variations in the number of requests for domain name registrations, demand for the Company's services, introduction or enhancements of services by the Company or its competitors, market acceptance of new service offerings, costs associated with providing domain name registration services, litigation costs, adverse results of litigation, termination or completion of contracts in the Company's consulting services business or failure to obtain additional contracts in its consulting services business, patterns of growth in the use of and interest in the Internet and general economic conditions. Operating results would be adversely affected by a downturn in the market for domain name registrations or a failure to maintain existing or obtain anticipated contracts in its consulting services business. Because the Company expects an increase in its operating expenses for personnel and new services development, the Company would be materially and adversely affected if its revenues did not correspondingly increase. See "Item 1 - Business - Risk Factors - Potential Fluctuations in Quarterly Results."

     On February 20, 1998, the U.S. government published in the Federal
Register the Proposed Rule to provide notice and seek public comment on a proposal to transfer over time the administration of the Internet domain name system from the U.S. government and the NSF to a new private, not-for-profit corporation and to increase competition in the administration of TLDs and the registration of second level domain names. Comments on the Proposed Rule have revealed substantial differences regarding how the DNS should evolve and competing proposals concerning DNS management to those set forth in the Proposed Rule have been advanced from time to time. There is a risk that failure to achieve consensus could, among other things, prevent or delay the issuance of a final rule. In addition, any rule that is issued could be challenged by persons or entities who disagree with its provisions. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operation through continued uncertainty about future Internet governance or a disruption to the administration, effective operation or maintenance and expansion of the Internet, in general, or the domain name registration system, in particular. Additionally, any final rule could be different, perhaps substantially, from the Proposed Rule. Any final rule or any terms negotiated thereunder by the U.S. government and the Company could contain provisions which are not favorable to the Company or not consistent with the Company's current or future plans. It is impossible to predict at this time whether or when a final rule will be issued and, if issued, the exact nature of its provisions or of any such terms, the timing of implementation or the precise effect of such provisions or terms on the Company. It is possible that certain provisions of any final rule or certain of such terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1-Business-Relationship with the NSF; Recent Developments in Internet Governance and -Risk Factors-Uncertainty of Internet Governance and Regulation."

     Under the Proposed Rule, the Company would continue to operate the .com, .org and .net registries and to act as a registrar for those TLDs, but other companies would be permitted to act as registrar for those TLDs. The Proposed Rule also provides for additional new TLDs. The Company believes that it is well positioned to succeed in a more competitive environment. However, the adoption of the Proposed Rule or a similar rule or the introduction of additional competition into the domain name registration business in some other manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1-Business-Competition and -Risk Factors-Competition."

     The Company's operations are dependent upon its ability to maintain its computer and telecommunications equipment in effective working order and to reasonably protect its systems against damage from fire, natural disaster, sabotage, power loss, telecommunication failure, human error or similar events. In addition, growth of the Company's customer base may put strain on the capacity of its computers and telecommunications systems and the Company's inability to sufficiently maintain or upgrade its systems could lead to degradation in performance or system failure. Any damage, failure or delay that causes significant interruptions in the Company's systems would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a party in a number of legal proceedings. While the Company cannot reasonably estimate the potential impact of the claims advanced in the PG Media or Thomas suits, a successful claim against the Company in either of these proceedings could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, while the Company cannot predict what relief, if any, might be sought, awarded or imposed as a result of any civil action filed by the Department of Justice arising from its investigation regarding Internet registration products and services, any such relief could have a material adverse effect on the Company's business, financial condition and results of operation. Moreover, litigation in which the Company is involved has resulted and likely will result in, and any future litigation can be expected to result in, substantial legal and other expenses to the Company and a diversion of the Company's personnel. See "Item 3 - Legal Proceedings."

     The Company is in the process of assessing its computer software applications and systems to ensure their functionality with respect to the "Year 2000" millenium change. At this time, the Company believes that the remediation costs, if any, needed to make all of its internal applications and systems Year 2000 compliant are not material. Although the Company believes that its internal mission critical systems are Year 2000 compliant, the failure of the software applications or internal systems of other companies on which the Company's systems rely or to which they are connected or of other Internet-related companies, including Internet web hosting companies, Internet access providers, or Internet root server operators, none of which the Company controls, to be Year 2000 compliant upon January 1, 2000 could have a material adverse effect on the operation of the Internet and/or a material adverse effect on the Company's business, financial condition and results of operation. See "Item 1-Business-Risk Factors - Year 2000."

     SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly financial information for 1996 and 1997. In the opinion of management, this information has been presented on the same basis as the audited financial statements and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the selected unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The results of operations for any quarter are not necessarily indicative of results for any future periods.

                                                                        Quarter Ended
                                 --------------------------------------------------------------------------------------------
                                 Mar. 31,    Jun. 30,    Sep. 30,    Dec. 31,    Mar. 31,    Jun. 30,    Sep. 30,    Dec. 31,
                                   1996        1996        1996        1996        1997        1997        1997        1997
                                 --------    --------    --------    --------    --------    --------    --------    --------
                                                            (in thousands, except per share data)
Net revenue                      $  2,333    $  4,496    $  5,180    $  6,853    $  8,655    $ 10,069    $ 12,172    $ 14,430
Cost of revenue                     2,950       3,571       3,719       4,426       5,294       6,141       7,033       7,330
                                 --------    --------    --------    --------    --------    --------    --------    --------

Gross profit                         (617)        925       1,461       2,427       3,361       3,928       5,139       7,100

Research and development
   expenses                             -          58         226         396         311         407         377         558
Selling, general and
   administrative expenses            921       1,449       1,932       1,978       2,301       2,487       3,105       4,375
Interest expense (income), net          -         (86)       (288)       (122)       (149)       (335)       (570)     (1,041)
                                 --------    --------    --------    --------    --------    --------    --------    --------
Income (loss)
   before income taxes             (1,538)       (496)       (409)        175         898       1,369       2,227       3,208

Provision (benefit) for income       (436)       (140)       (116)         49         382         629         995       1,465
   taxes                         --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss)                $ (1,102)   $   (356)   $   (293)   $    126    $    516    $    740    $  1,232    $  1,743
                                 ========    ========    ========    ========    ========    ========    ========    ========

Basic and diluted EPS(1)         $  (0.09)   $  (0.03)   $  (0.02)   $   0.01    $   0.04    $   0.06    $   0.10    $   0.11
                                 ========    ========    ========    ========    ========    ========    ========    ========

(1) Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the quarterly basic and diluted EPS amounts may not equal the basic and diluted EPS for calendar years 1996 and 1997.

                                                                   Quarter Ended
                                   -----------------------------------------------------------------------------
                                   Mar. 31,  Jun. 30,  Sep. 30, Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                     1996      1996      1996     1996      1997      1997      1997      1997
                                   --------  --------  -------- --------  --------  --------  --------  --------
                                                            (as a percentage of revenue)
Net revenue                        100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenue                    126.4      79.4      71.8      64.6      61.2      61.0      57.8      50.8
                                   -----     -----     -----     -----     -----     -----     -----     -----
Gross profit                       (26.4)     20.6      28.2      35.4      38.8      39.0      42.2      49.2

Research and development
   expenses                          -         1.3       4.4       5.8       3.5       4.0       3.1       3.9
Selling, general and
   administrative expenses          39.5      32.2      37.3      28.9      26.6      24.7      25.5      30.3
Interest expense (income), net       -        (1.9)     (5.6)     (1.8)     (1.7)     (3.2)     (4.7)     (7.2)
                                   -----     -----     -----     -----     -----     -----     -----     -----
Income (loss)
   before income taxes             (65.9)    (11.0)     (7.9)      2.5      10.4      13.5      18.3      22.2

Provision (benefit) for income
   taxes                           (18.7)     (3.1)     (2.2)      0.7       4.4       6.2       8.2      10.1
                                   -----     -----     -----     -----     -----     -----     -----     -----

Net income (loss)                  (47.2)%    (7.9)%    (5.7)%     1.8%      6.0%      7.3%     10.1%     12.1%
                                   =====     =====     =====     =====     =====     =====     =====     =====



     The Company has experienced quarterly fluctuations in operating results and anticipates that such fluctuations will continue. These fluctuations may be caused by, among other things, increases in legal and marketing expenses, market acceptance of new products, competitive pricing pressures and general economic conditions. As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied on as indications of future performance. See "Factors Affecting Operating Results" and "Item 1 - Business - Risk Factors - Potential Fluctuations in Quarterly Results."

     The Company's net revenue increased each quarter presented primarily due to an increase in the number of cumulative net registrations in each of those quarters. The Company currently expects registration services revenue for the first quarter of 1998 to show continued growth based upon its existing registration base and net new registrations during the quarter. However, there can be no assurance that net registration revenue will continue to increase at historical rates, or at all, or not decrease in the future, especially when the Cooperative Agreement is terminated or if there is a change in the Company's status as the exclusive registrar for domain names in the .com TLD, particularly as a significant portion of the Company's net revenue is attributable to registrations in the .com TLD. Notwithstanding the $61.5 million of deferred revenue at December 31, 1997, of which $43.8 million will be recognized as revenue in 1998, the Company's revenue is dependent in large part on the continued growth of the Internet, the Company's ability to maintain its position as the leading Internet domain name registration service provider worldwide and the evolving nature of the Company's services, products and other factors.

     Operating expenses have generally increased in absolute dollars in each quarter shown as the Company has increased staffing and related infrastructure costs in its back office, selling and marketing, and administrative functions. Quarter-to-quarter growth in cost of revenue was primarily attributable to increased staffing levels and increased outsourcing costs which are a function of the number of registrants. Quarter-to-quarter growth in selling, general and administrative expenses are attributable to increased staffing at the management level, continuing legal expenses and marketing costs associated with the introduction of new services and products.

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

     At December 31, 1997, the Company's cumulative net obligation to SAIC for intercompany activity was $1.3 million, a decrease of $14.0 million for the year then ended. Intercompany activity is primarily comprised of corporate income tax payments made by SAIC on behalf of the Company in accordance with the companies' tax sharing arrangement and salaries and benefits paid by SAIC on behalf of the Company. Effective with the second quarter of 1997, corporate taxes were paid to SAIC on a quarterly basis, with all other intercompany balances between SAIC and the Company paid on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, the Company will now generally remit income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     The Company completed its initial public offering on October 1, 1997, raising $52.4 million for the Company. From these net proceeds, the Company paid a $10 million dividend to SAIC on October 1, 1997.

     Cash provided by operations was $41.1 million in 1997. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition ratably over the two- and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the subsequent tax liabilities. The net repayment of $14.0 million to SAIC during 1997 effectively reduces the cash provided by operations to $27.1 million.

     Investing activities used $43.4 million in 1997, of which $40.2 million was net purchases of short-term investments, primarily commercial short-term investment grade securities. Purchases of furniture and equipment of $3.2 million for 1997 represents an increase of $1.3 million from 1996. In addition, the Company acquired $2.4 million of equipment through a capital lease transaction. The majority of current and anticipated future capital acquisitions are to support growth in the domain name registration business and are expected to be acquired through capital purchases as well as financed under various operating and capital lease agreements ranging from 24 to 36 months.

     The Company believes that the net proceeds from its IPO, combined with its existing cash balance, short-term investments and cash flows expected from future operations, will be sufficient to meet the Company's capital requirements for at least the next 12 to 18 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are set forth in a separate section of this Annual Report on Form 10-K as indicated in the "Index to Financial Information" appearing on page F-1 and is incorporated herein by reference.

     The supplementary data required by this item are set forth under the "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 40 hereof and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As permitted by General Instruction G(3) to Form 10-K, the information relating to nominees for election as directors of Network Solutions set forth under the caption "Election of Directors" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 19, 1998, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997, is incorporated by reference.

     The information on executive officers set forth under the caption "Executive Officers of the Registrant" beginning on page 34 hereof is incorporated herein by reference.

     The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 19, 1998, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997, is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the Sections entitled "Proposal Number 1 - Election of Directors - Compensation of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 19, 1998, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the Section entitled "Security Ownership of Certain Beneficial Owners and Management" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 19, 1998, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the Section entitled "Relationship with SAIC and Certain Transactions" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held on May 19, 1998, which Proxy Statement will be filed with the Commission with 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report

              1.  Financial Statements.

                  The list of financial statements set forth under the caption "Index to Financial Information" on page F-1 is incorporated herein by reference.

              2.  Financial Statement Schedules.

                  The list of financial statement schedules set forth under the caption "Index to Financial Information" on page F-1 is incorporated herein by reference. All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

              3.  Exhibits

Exhibit
Number       Description of Document
------       -----------------------
3(i)*        Second Amended and Restated Certificate of Incorporation.
3(ii)        Bylaws of Network Solutions, Inc., as amended February 9, 1998.
4.1*         Form of Common Stock Certificate.
4.2*         Reference is made to Exhibits 3(i) and 3(ii).
10.1*        Cooperative Agreement between the National Science Foundation and
             Network Solutions, Inc., as amended by Amendments Nos. 1, 2, 3 and 5.
10.2*        Amendment No. 4 to the Cooperative Agreement dated September 13, 1995.
10.3*        Master Services Agreement for System Management Services dated
             January 21, 1997 by and between NationsBanc Services, Inc. and
             Network Solutions, Inc.
10.4*+       1996 Stock Incentive Plan and forms of agreements thereunder.

10.5*        Corporate Services Agreement between Network Solutions, Inc. and Science
             Applications International Corporation.
10.6*        Tax Sharing Agreement between Network Solutions, Inc. and Science Applications
             International Corporation.
10.7*        Registration Rights Agreement between Network Solutions, Inc. and Science
             Applications International Corporation.
10.8*        Noncompetition and Corporate Opportunities Agreement between Network
             Solutions, Inc. and Science Applications International Corporation.
10.9*+       Letter Agreement dated September 16, 1996 between the Company and
             Gabriel A. Battista, as amended as of September 23, 1996.
10.10*       Science Applications International Corporation Employee Stock Ownership Plan
             and amendments thereto.
10.11*       Science Applications International Corporation 1995 Stock Option Plan.
10.12*       Letter dated September 13, 1995 regarding Amendment No. 4 to the Cooperative
             Agreement.
10.13*       Asset Transfer Agreement between Network Solutions, Inc. and Science
             Applications International Corporation.
10.14*       Amendment No. 6 to the Cooperative Agreement dated June 23, 1997.
10.15**+     1997 Employee Stock Purchase Plan.
10.16        Amendment No. 7 to the Cooperative Agreement dated December 3, 1997.
10.17        Amendment No. 8 to the Cooperative Agreement dated February 20, 1998.
10.18        Amendment No. 9 to the Cooperative Agreement dated March 12, 1998.
10.19+       Form of Indemnification Agreement entered into by the Company and each of its directors and officers at the Vice President level or above.
10.20        Deed of Lease By and Between Sugarland Business Park Limited Partnership and
             Network Solutions, Inc. dated May 30, 1997 ("Lease Agreement").
10.21        Amendment No. 1 to Lease Agreement dated January 31, 1998.
23.1         Consent of Price Waterhouse LLP.
27.1         Financial Data Schedule (in electronic format only).
27.2         Restated Financial Data Schedule (in electronic format only).
*            Incorporated by reference from Network Solutions, Inc.'s Registration Statement on
             Form S-1 (Registration No. 333-30705).
**           Incorporated by reference from Network Solutions, Inc.'s Registration Statement on
             Form S-8 (Registration No. 333-43821).
+            Executive Compensation Plans and Arrangements.

        WorldNIC(TM) and RegistrationPlus(TM) are trademarks of the Company.

      (b)Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of fiscal year 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998

                                                 NETWORK SOLUTIONS, INC.

                                                 By: /s/ GABRIEL A. BATTISTA
                                                    ----------------------------
                                                    Gabriel A. Battista
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates set forth below.

          Name                                              Title                            Date
          ----                                              -----                            ----
/s/ GABRIEL A. BATTISTA
--------------------------                    Chief Executive Officer and Director     March 31, 1998
Gabriel A. Battista
/s/ ROBERT J. KORZENIEWSKI
--------------------------                    Chief Financial Officer (Principal       March 31, 1998
Robert J. Korzeniewski                        Financial Officer)
/s/ MICHAEL G. VOSLOW
--------------------------                    Vice President, Finance and Treasurer    March 31, 1998
Michael G. Voslow                             (Principal Accounting Officer)
/s/ MICHAEL A. DANIELS
--------------------------                    Chairman of the Board                    March 31, 1998
Michael A. Daniels
/s/ J. ROBERT BEYSTER
--------------------------                                   Director                  March 31, 1998
J. Robert Beyster
/s/ CRAIG I. FIELDS
--------------------------                                   Director                  March 31, 1998
Craig I. Fields
/s/ JOHN E. GLANCY
--------------------------                                   Director                  March 31, 1998
John E. Glancy
/s/ J. DENNIS HEIPT
--------------------------                                   Director                  March 31, 1998
J. Dennis Heipt
/s/ WILLIAM A. ROPER, JR.
--------------------------                                   Director                  March 31, 1998
William A. Roper, Jr.
/s/ STRATTON D. SCLAVOS
--------------------------                                   Director                  March 31, 1998
Stratton D. Sclavos

          Name                                              Title                            Date
          ----                                              -----                            ----
/s/ Donald N. Telage
--------------------------                                   Director                  March 31, 1998
Donald N. Telage

                         INDEX TO FINANCIAL INFORMATION

                                                                                             Page
                                                                                           Reference
                                                                                           ---------
Report of Independent Accountants.........................................................  F-2, F-3

1.  Financial Statements:

         Statements of Financial Position as of December 31, 1996 and 1997................       F-4

         Statements of Operations for the Periods from January 1, 1995 to March
         10, 1995 and March 11, 1995 to December 31, 1995, and for the Years
         Ended December 31, 1996 and 1997.................................................       F-5

         Statements of Changes in Stockholders' Equity for the Periods from
         January 1, 1995 to March 10, 1995 and March 11, 1995 to December 31,
         1995, and for the Years Ended December 31, 1996 and 1997.........................       F-6

         Statements of Cash Flows for the Periods from January 1, 1995 to March
         10, 1995 and March 11, 1995 to December 31, 1995, and for the Years
         Ended December 31, 1996 and 1997.................................................       F-7

         Notes to Financial Statements....................................................       F-8

2.  Financial Statement Schedule:

         Valuation and Qualifying Accounts and Reserves...................................      F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Network Solutions, Inc.

In our opinion, the financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the results of operations and cash flows for Network Solutions, Inc. ("Predecessor") for the period from January 1, 1995 to March 10, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, on March 10, 1995 Science Applications International Corporation acquired the outstanding stock of the Company. The financial statements for the periods subsequent to March 10, 1995 have been prepared on the basis of accounting arising from this acquisition. The financial statements for the period from January 1, 1995 to March 10, 1995 are presented on the Company's previous basis of accounting.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Falls Church, VA
February 6, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Network Solutions, Inc.

In our opinion, the financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Network Solutions, Inc. (a majority-owned subsidiary of Science Applications International Corporation) at December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997 and 1996 and for the period from March 11, 1995 to December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, on March 10, 1995 Science Applications International Corporation acquired the outstanding stock of the Company. The financial statements for the periods subsequent to March 10, 1995 have been prepared on the basis of accounting arising from this acquisition. The financial statements for the period from January 1, 1995 to March 10, 1995 are presented on the Company's previous basis of accounting.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Falls Church, VA
February 6, 1998

                          NETWORK SOLUTIONS, INC.
                      STATEMENTS OF FINANCIAL POSITION




                                                                                  DECEMBER 31,         DECEMBER 31,
                                                                                      1996                 1997
                                                                                  -------------        -------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                    $  15,540,000        $  41,146,000
     Short-term investments                                                                   -           40,200,000
     Accounts receivable, net                                                        12,587,000            5,792,000
     Prepaids and other assets                                                          936,000            1,005,000
     Deferred tax asset                                                              10,087,000           20,153,000
     Restricted assets                                                               17,453,000           25,873,000
                                                                                  -------------        -------------
          Total current assets                                                       56,603,000          134,169,000

Furniture and equipment, net                                                          2,266,000            6,146,000
Deferred tax asset                                                                    4,968,000            8,128,000
Goodwill, net                                                                         2,281,000            1,177,000
                                                                                  -------------        -------------
          Total Assets                                                            $  66,118,000        $ 149,620,000
                                                                                  =============        =============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                     $   2,581,000        $   6,426,000
     Due to parent                                                                   15,295,000            1,250,000
     Income taxes payable                                                                     -            5,042,000
     Current portion of capital lease obligations                                             -              842,000
     Deferred revenue, net                                                           19,912,000           43,789,000
     Internet fund liability                                                         17,453,000           25,873,000
                                                                                  -------------        -------------
          Total current liabilities                                                  55,241,000           83,222,000

Capital lease obligations                                                                     -            1,081,000
Long-term deferred revenue, net                                                       9,440,000           17,662,000
                                                                                  -------------        -------------
         Total liabilities                                                           64,681,000          101,965,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 10,000,000 shares;
          none issued and outstanding in 1996 and 1997
     Class A common stock, $.001 par value; authorized 100,000,000 shares;
          3,795,000 issued and outstanding in 1997                                            -                4,000
     Class B common stock, $.001 par value; authorized 30,000,000 shares;
          12,500,000 and 11,925,000 issued and outstanding in 1996 and 1997              12,000               12,000
     Additional paid-in capital                                                       4,468,000           56,451,000
     Accumulated deficit                                                             (3,043,000)          (8,812,000)
                                                                                  -------------        -------------
          Total stockholders' equity                                                  1,437,000           47,655,000
                                                                                  -------------        -------------
          Total Liabilities and Stockholders' Equity                              $  66,118,000        $ 149,620,000
                                                                                  =============        =============


   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                  PREDECESSOR                          COMPANY
                                                ---------------  --------------------------------------------------
                                                JANUARY 1, 1995   MARCH 11, 1995      YEAR ENDED        YEAR ENDED
                                                 TO MARCH 10,     TO DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                     1995              1995              1996             1997
                                                ---------------  ----------------    ------------      ------------
Net revenue                                      $  1,177,000      $  5,309,000      $ 18,862,000      $ 45,326,000
Cost of revenue                                       884,000         4,820,000        14,666,000        25,798,000
                                                 ------------      ------------      ------------      ------------
Gross profit                                          293,000           489,000         4,196,000        19,528,000

Research and development expenses                           -                 -           680,000         1,653,000
Selling, general and administrative expenses          280,000         2,114,000         6,280,000        12,268,000
Interest income                                             -                 -          (496,000)       (2,211,000)
Other expenses                                          9,000            52,000                 -           116,000
                                                 ------------      ------------      ------------      ------------

Income (loss) before income taxes                       4,000        (1,677,000)       (2,268,000)        7,702,000

Provision (benefit) for income taxes                   48,000          (287,000)         (643,000)        3,471,000
                                                 ------------      ------------      ------------      ------------

Income (loss) from continuing operations              (44,000)       (1,390,000)       (1,625,000)        4,231,000

Loss from discontinued operations,
      net of income taxes                          (1,375,000)          (28,000)                -                 -
                                                 ------------      ------------      ------------      ------------

Net income (loss)                                $ (1,419,000)     $ (1,418,000)     $ (1,625,000)     $  4,231,000
                                                 ============      ============      ============      ============


BASIC EARNINGS PER SHARE:
-------------------------

Income (loss) from continuing operations         $      (0.04)     $      (0.11)     $      (0.13)     $       0.32
Loss from discontinued operations                       (1.32)                -                 -                 -
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                $      (1.36)     $      (0.11)     $      (0.13)     $       0.32
                                                 ============      ============      ============      ============
DILUTED EARNINGS PER SHARE:
---------------------------

Income (loss) from continuing operations         $      (0.04)     $      (0.11)     $      (0.13)     $       0.31
Loss from discontinued operations                       (1.32)                -                 -                 -
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                $      (1.36)     $      (0.11)     $      (0.13)     $       0.31
                                                 ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   CLASS A                         CLASS B
                                                 COMMON STOCK                    COMMON STOCK                 TREASURY STOCK
                                          ---------------------------     --------------------------    ---------------------------
                                            SHARES          AMOUNT          SHARES          AMOUNT        SHARES          AMOUNT
                                          ---------------------------     --------------------------    ---------------------------
PREDECESSOR
Balance, December 31, 1994                 1,159,000      $    12,000                                      110,000      $  (628,000)

     Purchase of treasury stock                    -                -                                        7,000          (30,000)

     Net loss for the period from
           January 1 to March 10, 1995             -                -                                            -                -
                                          ----------      -----------                                   ----------      -----------
Balance, March 10, 1995                    1,159,000      $    12,000                                      117,000      $  (658,000)
                                          ==========      ===========                                   ==========      ===========

------------------------------------------------------------------------------------------------------------------------------------

COMPANY
Purchase of outstanding common
     stock by SAIC on March 10, 1995               -                -     12,500,000      $   12,000

Net loss for the period from
     March 11 to December 31, 1995                 -                -              -               -
                                          ----------      -----------     ----------      ----------

Balance, December 31, 1995                         -                -     12,500,000          12,000

Net loss for the year ended
     December 31, 1996                             -                -              -               -
                                          ----------      -----------     ----------      ----------

Balance, December 31, 1996                         -                -     12,500,000          12,000

Declaration of Class B dividend                    -                -              -               -

Conversion of Class B Common Stock           575,000                -       (575,000)              -

Issuance of Class A Common Stock           3,220,000      $     4,000              -               -

Net income for the year ended
     December 31, 1997                             -                -              -               -
                                          ----------      -----------     ----------      ----------

Balance, December 31, 1997                 3,795,000      $     4,000     11,925,000      $   12,000
                                          ==========      ===========     ==========      ==========


                                              ADDITIONAL      RETAINED         TOTAL
                                               PAID-IN        EARNINGS      STOCKHOLDERS'
                                               CAPITAL        (DEFICIT)        EQUITY
                                             -----------     -----------    -------------
PREDECESSOR
Balance, December 31, 1994                   $ 1,241,000     $  (373,000)    $   252,000

     Purchase of treasury stock                        -               -         (30,000)

     Net loss for the period from
           January 1 to March 10, 1995                 -      (1,419,000)     (1,419,000)
                                             -----------     -----------     -----------
Balance, March 10, 1995                      $ 1,241,000     $(1,792,000)    $(1,197,000)
                                             ===========     ===========     ===========

----------------------------------------------------------------------------------------

COMPANY
Purchase of outstanding common
     stock by SAIC on March 10, 1995         $ 4,468,000               -     $ 4,480,000

Net loss for the period from
     March 11 to December 31, 1995                     -     $(1,418,000)     (1,418,000)
                                             -----------     -----------     -----------

Balance, December 31, 1995                     4,468,000      (1,418,000)      3,062,000

Net loss for the year ended
     December 31, 1996                                 -      (1,625,000)     (1,625,000)
                                             -----------     -----------     -----------

Balance, December 31, 1996                     4,468,000      (3,043,000)      1,437,000

Declaration of Class B dividend                        -     (10,000,000)    (10,000,000)

Conversion of Class B Common Stock                     -               -               -

Issuance of Class A Common Stock              51,983,000               -      51,987,000

Net income for the year ended
     December 31, 1997                                 -       4,231,000       4,231,000
                                             -----------     -----------     -----------

Balance, December 31, 1997                   $56,451,000     $(8,812,000)    $47,655,000
                                             ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        PREDECESSOR                     COMPANY
                                                                      --------------- --------------------------------------------
                                                                      JANUARY 1, 1995 MARCH 11, 1995   YEAR ENDED     YEAR ENDED
                                                                        TO MARCH 10,  TO DECEMBER 31  DECEMBER 31,   DECEMBER 31,
                                                                           1995            1995           1996           1997
                                                                      --------------- --------------  ------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                     $ (1,419,000)  $ (1,418,000)  $ (1,625,000)  $  4,231,000
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Net loss from discontinued operations                                 1,376,000         28,000              -              -
     Depreciation and amortization                                            68,000        765,000      1,417,000      2,432,000
     Provision for uncollectible accounts receivable                               -        124,000      3,597,000      8,082,000
     Deferred income taxes                                                         -     (2,221,000)   (12,834,000)   (13,226,000)
     Change in operating assets and liabilities:                                   -              -              -              -
       Increase in accounts receivable                                      (161,000)    (3,385,000)   (12,144,000)    (1,287,000)
       (Increase) decrease in prepaids and other assets                      (36,000)        45,000       (925,000)       (69,000)
       (Increase) decrease in deposits                                       (49,000)     1,053,000              -              -
       Increase in accounts payable and accrued liabilities                  233,000        282,000      1,226,000      3,845,000
       Increase (decrease) in other liabilities                                8,000        (89,000)             -              -
       Increase in income taxes payable                                            -              -              -      5,042,000
       Increase (decrease) in deferred revenue                               (30,000)     3,239,000     26,006,000     32,099,000
                                                                        ------------   ------------   ------------   ------------
         Net cash provided by (used in) operating activities                 (10,000)    (1,577,000)     4,718,000     41,149,000
                                                                        ------------   ------------   ------------   ------------

Cash flows from investing activities:
  Purchase of furniture and equipment                                       (134,000)      (518,000)    (1,901,000)    (3,240,000)
  Purchase of short-term investments                                               -              -              -    (40,200,000)
  Net investment in net assets of discontinued operations                    331,000        563,000       (208,000)             -
                                                                        ------------   ------------   ------------   ------------
         Net cash provided by (used in) investing activities                 197,000         45,000     (2,109,000)   (43,440,000)
                                                                        ------------   ------------   ------------   ------------

Cash flows from financing activities:
  Repayment of bank borrowings                                              (293,000)      (834,000)             -              -
  Dividend paid                                                                    -              -              -    (10,000,000)
  Capital lease obligations                                                        -              -              -       (463,000)
  Proceeds from issuance of common stock                                           -              -              -     52,405,000
  Purchase of treasury stock                                                 (30,000)                            -              -
  Net transactions with SAIC                                                       -      2,371,000     12,926,000    (14,045,000)
                                                                        ------------   ------------   ------------   ------------
         Net cash provided by (used in) financing activities                (323,000)     1,537,000     12,926,000     27,897,000
                                                                        ------------   ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                        (136,000)         5,000     15,535,000     25,606,000

Cash and cash equivalents, beginning of period                               136,000              -          5,000     15,540,000
                                                                        ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period                                $          -   $      5,000   $ 15,540,000   $ 41,146,000
                                                                        ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                            Network Solutions, Inc.
                         Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Network Solutions, Inc. ("the Company") currently acts as the exclusive registrar of Internet domain names within the .com, .org, .net, and .edu top level domains ("TLDs") pursuant to a Cooperative Agreement with the National Science Foundation ("NSF") (Note 3). Domain names are used to identify a unique site or presence on the Internet. As registrar to these TLDs, the Company registers new domain names and is responsible for the maintenance and dissemination of the master file of domain names through daily updates to the Internet. The Company also provides enterprise network consulting services, focusing on network engineering, network and systems security and network management solutions for commercial customers.

The Company was acquired by Science Applications International Corporation ("SAIC") on March 10, 1995 (the "acquisition"). Prior to the acquisition of the Company by SAIC, the Company's business included commercial and government contracts awarded to the Company on a competitive basis, including government contracts that were awarded to the Company partially upon the Company's then minority-owned status. The contracts which had been awarded to the Company based partially on the Company's then minority-owned status were transferred into a separately-owned entity prior to the acquisition of the Company by SAIC.

In November 1995, SAIC adopted a plan to transfer the Company's remaining government-based business to SAIC in order to enable the Company to focus on the growth of its commercial business, which includes registration and consulting services. This transfer was effective as of February 1996. The operating results of both the minority-based government contract business and the remaining government-based business, are reflected as discontinued operations in the financial statements of the Company for all periods presented (Note 13). The commercial operations, as defined, are reflected as continuing operations in the financial statements of the Company for all periods presented.

The financial statements for periods subsequent to March 10, 1995 are presented on the new basis of accounting arising from the acquisition (Note 9). The financial statements for the period from January 1, 1995 to March 10, 1995 are presented on the Company's previous basis of accounting. Subsequent to the acquisition, the results of continuing and discontinued operations include allocations by SAIC of: (i) costs for administrative functions and services performed on behalf of the continuing and discontinued operations of the Company by centralized staff groups within SAIC, (ii) SAIC's general corporate expenses,
(iii) pension and other retirement benefit costs, and (iv) cost of capital (Notes 8, 9 and 12). Only costs directly attributable to the Company's government-based business that were not incurred by the Company subsequent to the transfer of this business to SAIC have been included in discontinued operations.

NOTE 2 - RECAPITALIZATION AND INITIAL PUBLIC OFFERING

On June 26, 1997, the Board of Directors amended the Certificate of Incorporation to provide for two classes of common stock, designated as Class A and Class B. The holders of Class A and Class B common stock generally have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible at the holder's option into one share of Class A common stock.

On October 1, 1997, the Company completed an initial public offering (the "IPO") of 3,795,000 shares of its $.001 par value Class A common stock, including 495,000 shares resulting from the exercise of certain overallotment provisions. The Company's net proceeds from the IPO, including overallotment, were $52.4 million based on the Company's direct sale of 3,220,000 shares of Class A common stock.

Prior to the offering, the Company was a wholly-owned subsidiary of SAIC. In conjunction with the IPO, SAIC converted 575,000 shares (including 75,000 overallotment shares) of Class B common stock into 575,000 shares of Class A common stock and directly sold the shares as a selling stockholder. Upon completion of the offering, SAIC owned 100% of the outstanding Class B common stock representing 75.9% of the Company's equity and 96.9% of the combined voting power of the Company's outstanding Class B and Class A common stock.

On August 21, 1997, the Company's Board of Directors declared a $10,000,000 dividend to be paid to SAIC upon consummation of the IPO. This dividend was paid to SAIC on October 1, 1997.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NSF Cooperative Agreement

In December 1992, the Company entered into the Cooperative Agreement with the NSF under which the Company was to provide Internet domain name registration services for five TLDs: .com, .org, .net, .edu and .gov. These "registration services" include domain name registration and renewal, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and dissemination of records through updates to the Internet. The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month "flexibility period" through September 30, 1998. The Cooperative Agreement is subject to review by the NSF and may be terminated by the NSF at any time at its discretion or by mutual agreement. The NSF has stated that it will not be re-awarding a cooperative agreement at the end of the flexibility period.

The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract (with a fee of 8%). Effective September 14, 1995, the NSF and the Company amended the Cooperative Agreement to require the Company to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net TLDs. Registrants pay a services fee of $100 for two years of domain name services upon each initial registration and an annual renewal fee of $50 per year thereafter (collectively "registration fees"). The NSF paid the registration fees to the Company for domain names within the .edu and .gov TLDs through March 31, 1997. Commencing April 1, 1997, the Company agreed with the NSF to provide domain name services within the .edu and .gov TLDs free of charge. As of October 1, 1997, the Company no longer registers or administers domain names in the .gov TLD.

Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by the Company is required to be set aside for the enhancement of the intellectual infrastructure of the Internet ("set aside funds") and, as such, is not recognized as revenue by the Company. The Company has reflected these set aside funds, along with the appropriate percentage of net accounts receivable (Note 4), as restricted assets and has recorded an equivalent, related current liability. The Company maintains the cash received relating to the set aside funds in a separate interest bearing account. This restricted cash at December 31, 1996 and 1997 was approximately $13,049,000 and $23,512,000, respectively. The set aside funds, plus any interest earned, are intended to be disbursed at the direction of the NSF. In November 1997, the Company disbursed $23 million out of this fund to the NSF at its direction.

Future collection or disbursement of these set aside funds will have no significant effect on the Company's business, net financial position, or results of operations (Note 15). For purposes of the Company's statements of cash flows, amounts relating to these restricted assets and the Internet fund liability have been excluded in their entirety.

Revenue Recognition

Prior to September 14, 1995, net revenue was recognized under the Cooperative Agreement on the basis of direct cost plus allowable indirect costs and the earned portion of the fee. Since September 14, 1995, registration fees charged to end users for registration services provided by the Company have been recognized on a straight-line basis over the life of the registration term, two years for initial registrations and one year for renewals. The Company records revenue net of an estimated provision for uncollectible accounts receivable (Note 4).

Substantially all of the Company's consulting services revenue is derived from professional services which are generally provided to clients on a "time and expense" basis and is recognized as services are performed.

Net revenue from two customers approximated 45% and 21% for the period from January 1, 1995 to March 10, 1995; 40% and 21% for the period from March 11, 1995 to December 31, 1995, and 20% and 0% for the year ended December 31, 1996. One of these customers was the NSF, whose impact on the above percentages of revenue was reflective of activity prior to the September 14, 1995 amendment of the Cooperative Agreement. During the year ended December 31, 1997, there were no customers which individually represented more than 5% of net revenues.

Deferred Revenue

Deferred revenue primarily represents the unearned portion of revenue related to the unexpired term of registration fees, net of an estimate for uncollectible accounts receivable (Note 4).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents.

Financial Instruments

The recorded value of the Company's financial instruments, which include short-term investments, accounts receivable and accounts payable, approximates market value. Concentration of credit risks with respect to registration receivables is limited due to the wide variety and number of customers, as well as their dispersion across geographic areas. The Company has no derivative financial instruments.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation on furniture, office and computer equipment is calculated principally using a declining-balance method over the useful lives of three to seven years. Equipment under capital leases is amortized using a declining-balance method over the shorter of the assets' useful lives or lease term, ranging from two to three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, generally six years.

Goodwill

Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in the acquisition and is amortized over five years using the straight-line method. Amortization expense of $580,000, $715,000 and $686,000 for the period from March 11, 1995 to December 31, 1995, and the years ended December 31, 1996 and 1997, respectively, was included in selling, general and administrative expenses.

Software Development Costs

Effective January 1, 1996, research and development costs are expensed as incurred. Research and development costs incurred for all periods presented prior to January 1, 1996 were reimbursed to the Company by direct charges to contracts and are included in cost of revenue for those periods.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company has not capitalized any significant software development costs as of December 31, 1997.

Income Taxes

Deferred taxes are accounted for under SFAS No. 109 "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement reporting and income tax purposes. A valuation allowance is recorded if it is "more likely than not" that some portion of or all of a deferred tax asset will not be realized.

For the period from the acquisition until the IPO, the Company filed tax returns as part of SAIC's consolidated tax group. Tax expense during this period has been determined as if the Company was a separate taxpayer and was charged to the Company by SAIC. Effective October 1, 1997, the Company is no longer part of SAIC's consolidated tax group for federal income tax purposes and will prepare its income tax returns as a separate entity.

Stock Based Compensation

The Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". No compensation cost has been recognized by the Company for its employee stock plans. SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative accounting method to APB No. 25 and requires additional pro forma disclosures (Note 12). The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB No. 25.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions, based upon all known facts and circumstances that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Newly Issued Accounting Standards

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and necessitates the dual presentation of basic and diluted EPS on the face of the statement of operations. In addition, during February 1998, the Company adopted Securities and Exchange Staff Accounting Bulletin ("SAB") No. 98, which, among other things, rescinded SAB No. 83 and thus eliminates the impact of common share equivalents granted by the Company at prices below the IPO offering price during the twelve months preceding the initial IPO filing and through the filing's effective date. All prior period EPS data have been restated as required by SFAS No. 128 and SAB No. 98. See Note 11 for the reconciliation of the numerator and denominator used in the basic and diluted EPS computations.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will have no impact on the Company's results of operations, financial position or cash flows.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following amounts as of December 31:

                                                                            1996               1997
                                                                      -----------------  -----------------
Billed                                                                    $ 27,430,000        $24,483,000
Unbilled                                                                     5,000,000          1,526,000
                                                                      -----------------  -----------------
   Total accounts receivable before allowances                              32,430,000         26,009,000
Less - Allowance for doubtful accounts                                     (15,439,000)       (17,856,000)
     - Accounts receivable allocable to 30% NSF
           set aside (Note 3)                                               (4,404,000)        (2,361,000)
                                                                      -----------------  -----------------

Accounts receivable, net                                                  $ 12,587,000        $ 5,792,000
                                                                      =================  =================

Unbilled receivables consist of registration fees and time and material contract costs which have been incurred but which have not yet been billed. Under the Cooperative Agreement, 30% of collected registration fees will be set aside for disbursement at the direction of the NSF.

In accounting for registration fees, the Company initially records the gross amount of the registration fee to accounts receivable and deferred revenue. The allowance for estimated uncollectible accounts is recorded against both accounts receivable and deferred revenue balances (see Note 3 for treatment of the 30% NSF set aside). From the net deferred revenue balance, the Company records revenue on a straight-line basis over the registration term.

The provision for uncollectible accounts receivable, which is recorded on a straight-line basis over the registration term and deducted from gross registration fees in determining net registration revenue, was $124,000 for the period from March 11, 1995 to December 31, 1995 and $3,597,000 and $7,782,000,
respectively, for the years ended December 31, 1996 and 1997. An additional $300,000 of bad debt expense was recorded in 1997 for the write-off of consulting services receivables. The Company's allowance for uncollectible accounts receivable is associated solely with its registration services business. The Company believes it has been necessary to establish its provision for uncollectible accounts receivable due to the large number of individuals and corporations that have registered multiple domain names with the intention of reselling such names at a profit. The Company's experience has been that, in contrast to other registrants, such resellers have a higher tendency of default on their registration fees.

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following amounts as of December 31:

                                                                                1996             1997
                                                                             -----------      -----------
Furniture and office equipment                                               $   879,000      $   476,000
Computer equipment                                                             4,033,000        8,619,000
Leasehold improvements                                                           234,000          288,000
                                                                             -----------      -----------
     Furniture and equipment, at cost                                          5,146,000        9,383,000
Less: Accumulated depreciation and amortization                               (2,880,000)      (3,237,000)
                                                                             -----------      -----------
Furniture and equipment, net                                                 $ 2,266,000      $ 6,146,000
                                                                             ===========      ===========

The above table includes $2,386,000 of computer equipment acquired during 1997 under capital lease agreements. Amortization expense related to capital leases totaled $915,000 in 1997. Total depreciation and amortization expense for the periods from January 1, 1995 to March 10, 1995 and March 11, 1995 to December 31, 1995 and the years ended December 31, 1996 and 1997 was $68,000, $185,000,
$702,000 and $1,746,000, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of December 31:

                                                                       1996           1997
                                                                    ----------     ----------
Accounts payable                                                    $1,054,000     $1,896,000
Accrued expenses                                                     1,412,000      2,384,000
Accrued payroll                                                        115,000      2,146,000
                                                                    ----------     ----------

Total accounts payable and accrued expenses                         $2,581,000     $6,426,000
                                                                    ==========     ==========

NOTE 7 - LEASES

Future minimum lease payments, including fixed escalation increases, for office space and equipment under capital and operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are:

                                                                      Capital      Operating
Year Ending December 31:                                              Leases         Leases
------------------------------------------------------------------------------------------------
1998                                                                $   957,000    $ 3,437,000
1999                                                                    885,000      3,438,000
2000                                                                    252,000      2,806,000
2001                                                                          -      1,818,000
2002                                                                          -      1,427,000
                                                                    -----------    -----------
Total minimum lease payments                                          2,094,000    $12,926,000
                                                                                   ===========
Less: Amounts representing interest                                    (171,000)
                                                                    -----------
Present value of minimum lease payments                               1,923,000
Less: Current portion                                                  (842,000)
                                                                    -----------
Long-term portion of capital lease obligations                      $ 1,081,000
                                                                    ===========

In December 1992, the Company entered into a lease agreement for the Company's headquarters in Herndon, Virginia. Subsequent to the acquisition, SAIC re-negotiated the lease with the landlord whereby SAIC posted a $1,000,000 letter of credit and then subleased the facilities to the Company under a lease expiring November 2002. During 1997, the Company leased a second facility in Herndon whose lease term expires in July 2002.

Lease expense related to the continuing operations for the periods from January 1, 1995 to March 10, 1995 and March 11, 1995 to December 31, 1995, and for the years ended December 31,1996 and 1997 was $36,000, $342,000, $924,000 and
$2,188,000, respectively. Lease expense incurred by the discontinued operations for the periods from January 1, 1995 to March 10, 1995 and March 11, 1995 to December 31, 1995 was $208,000 and $328,000, respectively. Subsequent to March 10, 1995, the Company generated rental income from subleases in 1995 of $135,000, and $187,000 and $291,000 for the years ended December 31, 1996 and 1997, respectively.

NOTE 8 - INTEREST EXPENSE AND INCOME

Interest expense reflected in continuing operations and discontinued operations for the period January 1, 1995 to March 10, 1995 was $9,000 and $51,000, respectively. Interest charges prior to the acquisition have been reflected in continuing and discontinued operations based on the debt balances associated with each of the continuing and discontinued operations. In addition, interest expense of $52,000 and $164,000 for the period from March 11, 1995 to December 31, 1995 was allocated by SAIC to the Company's continuing operations and discontinued operations, respectively, based upon SAIC's cost of capital calculation. For the year ended December 31, 1996, interest income of $496,000 was allocated by SAIC based upon the cost of capital calculation. From its acquisition by SAIC in March 1995 until December 1996, the Company participated in SAIC's centralized cash management system whereby cash received from operations was transferred to SAIC's centralized cash accounts and cash disbursements were funded from such centralized cash accounts. Accordingly, the SAIC cost of capital formula provided for charges and credits to the Company based upon management of certain assets, including accounts receivable and fixed assets. Such amounts are not necessarily indicative of the cost that would have been incurred if the Company had been operated as a separate entity.

Effective January 1, 1997, the Company was no longer subject to SAIC's cost of capital calculation in connection with the Company fulfilling its own treasury function. Interest paid for the periods from January 1, 1995 to March 10, 1995 and March 11, 1995 to December 31,1995 and for the years ended December 31, 1996 and 1997 was $0, $103,000, $0 and $116,000, respectively.

NOTE 9 - TRANSACTIONS WITH SAIC

Under the terms of the acquisition agreement, the Company was acquired by SAIC on March 10, 1995 in a stock-for-stock transaction accounted for as a purchase. The fair market value of the SAIC stock exchanged for the outstanding stock of the Company was approximately $3.9 million. The acquisition agreement provided for certain purchase adjustments and related additional stock issuance payments of approximately $600,000. After reflecting certain purchase accounting adjustments, the net assets included on the opening balance sheet were as follows:

     Current assets                                 $  929,000
     Furniture and equipment                           734,000
     Goodwill                                        3,576,000
     Other non-current assets                        1,047,000
                                                    ----------
                                                     6,286,000
     Current liabilities                             1,625,000
     Net liabilities of discontinued operations        181,000
                                                    ----------
     Net assets acquired at March 11, 1995          $4,480,000
                                                    ==========

The financial statements as of and for the period from March 11, 1995 to December 31, 1995 and for the years ended December 31, 1996 and 1997 include significant transactions with other SAIC business units involving functions and services (such as cash management, tax administration, accounting, legal, data processing and employee benefit plans) that were provided to the Company by centralized SAIC organizations. The costs of these functions and services have been directly charged and/or allocated to the Company using methods that SAIC management believes are reasonable; primarily a percentage of budgeted administrative and overhead costs. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Through August 9, 1996, the amounts allocated by SAIC to the Company included both administrative and overhead costs which are included in selling, general and administrative expenses and cost of revenue, respectively. Effective August 10, 1996, SAIC stopped allocating costs based generally upon pro rata labor and began assessing the Company for corporate services provided by SAIC at a fee equal to 2.5% of annual net revenue. The agreement may be terminated by either party upon 180 days prior written notice.

Amounts charged and allocated to the Company for these functions and services for the period from March 11, 1995 to December 31, 1995 and the years ended December 31, 1996 and 1997 were $516,000, $1,196,000 and $1,126,000, respectively, and are principally included in selling, general and administrative expenses. Additionally, certain interest charges/credits were allocated by SAIC to the Company (Note 8).

Sales as a subcontractor to SAIC for the period from March 11, 1995 to December 31, 1995 and the years ended December 31, 1996 and 1997 were $509,000, $1,505,000 and $2,445,000, respectively. In addition, because the Company was included in SAIC's consolidated tax returns for periods from acquisition until the IPO, the Company was obligated to make payment for its tax liability to SAIC in accordance with the tax sharing arrangement (Note 10). The due to parent balance represents the cumulative net activity of all transactions between the Company and SAIC. The Company reflects this activity in the statement of cash flows on a net basis because of the quick turnover, the large amounts and the short maturities of these related party cash transactions.

NOTE 10 - PROVISION FOR INCOME TAXES

The results of the Company since its acquisition by SAIC until its IPO are to be included in SAIC's consolidated tax returns. The tax expense allocation is set forth in Note 3. Subsequent to the IPO, the Company is no longer part of SAIC's consolidated tax group for federal income tax purposes and will prepare its income tax returns as a separate entity.

The provision for (benefit) from income taxes charged to continuing operations consists of the following:


                                                For the Period
                                                     1995
                                        ------------------------------       Year Ended        Year Ended
                                        January 1 to      March 11 to       December 31,      December 31,
                                          March 10        December 31           1996              1997
                                        ------------      ------------      ------------      ------------
Current:
     Federal                            $     40,000      $  1,521,000      $ 10,171,000      $ 13,931,000
     State                                     8,000           311,000         2,020,000         2,766,000
                                        ------------      ------------      ------------      ------------
          Total current provision             48,000         1,832,000        12,191,000        16,697,000
                                        ------------      ------------      ------------      ------------
Deferred:
     Federal                                       -        (1,759,000)      (10,716,000)      (11,035,000)
     State                                         -          (360,000)       (2,118,000)       (2,191,000)
                                        ------------      ------------      ------------      ------------
          Total deferred (benefit)                 -        (2,119,000)      (12,834,000)      (13,226,000)
                                        ------------      ------------      ------------      ------------
Provision for (benefit) from income
     taxes                              $     48,000      $   (287,000)     $   (643,000)     $  3,471,000
                                        ============      ============      ============      ============

Deferred tax assets are comprised of the following temporary differences as of December 31:

                                                                                 1996            1997
                                                                             -----------     -----------
     Deferred Revenue                                                        $13,846,000     $26,295,000
     Provision for uncollectible
        accounts receivable                                                    1,091,000       1,841,000
     Other                                                                       118,000         145,000
                                                                             -----------     -----------

     Total deferred tax asset                                                $15,055,000     $28,281,000
                                                                             ===========     ===========

Tax valuation allowances were provided through March 10, 1995 against the net deferred tax assets of both continuing operations and discontinued operations. In connection with the acquisition purchase accounting, a determination was made that tax valuation allowances were no longer required.

Although the Company had a past history of net losses, it has not established a current valuation allowance for its deferred tax assets since, in the opinion of management, it is more likely than not that all of the deferred tax assets will be realized. The deferred tax assets relate primarily to registration fees which are taxable upon initial registration but are recognized in the financial statements over the next 12 to 24 months, the registration term.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is provided below. The statutory federal income tax rate used was 34% for the periods during 1995 and 35% for the years ended December 31, 1996 and 1997.


                                                    For the period
                                                         1995
                                             ----------------------------     Year ended      Year ended
                                             January 1 to     March 11 to    December 31,    December 31,
                                               March 10       December 31        1996            1997
                                              -----------     -----------    ------------    ------------
Federal tax at statutory rate                 $    1,000      $ (570,000)     $ (794,000)     $2,696,000
State income taxes, net of Federal
   tax benefit                                         -         (68,000)        (96,000)        374,000
Nondeductible goodwill amortization                    -         348,000         281,000         240,000
Other                                              1,000           3,000         (34,000)        161,000
Valuation allowance                               46,000               -               -               -
                                              ----------      ----------      ----------      ----------

Provision for (benefit) from income taxes     $   48,000      $ (287,000)     $ (643,000)     $3,471,000
                                              ==========      ==========      ==========      ==========

The Company paid income taxes of $119,000 for the period from January 1, to March 10, 1995.

NOTE 11 - COMPUTATION OF EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS computations for continuing operations:

                                                                      Income (Loss)       Shares        Per Share
                                                                       (Numerator)     (Denominator)      Amount
                                                                      -------------    -------------    ----------
January 1, 1995 to March 10, 1995
---------------------------------
Loss Per Share:
---------------

Basic                                                                  $   (44,000)       1,046,000     $   (0.04)
                                                                                                        =========
Dilutive securities:
   Outstanding options                                                           -                -
                                                                       -----------      -----------
Diluted                                                                $   (44,000)       1,046,000     $   (0.04)
                                                                       ===========      ===========     =========

March 11, 1995 to December 31, 1995
-----------------------------------
Loss Per Share:
---------------

Basic                                                                  $(1,390,000)      12,500,000     $   (0.11)
                                                                                                        =========
Dilutive securities:
   Outstanding options                                                           -                -
                                                                       -----------      -----------
Diluted                                                                $(1,390,000)      12,500,000     $   (0.11)
                                                                       ===========      ===========     =========

1996 Loss Per Share:
--------------------

Basic                                                                  $(1,625,000)      12,500,000     $   (0.13)
                                                                                                        =========
Dilutive securities:
    Outstanding options                                                          -                -
                                                                       -----------      -----------
Diluted                                                                $(1,625,000)      12,500,000     $   (0.13)
                                                                       ===========      ===========     =========

1997 Earnings Per Share:
------------------------

Basic                                                                  $ 4,231,000       13,305,000     $    0.32
                                                                                                        =========
Dilutive securities:
    Outstanding options                                                          -          178,000
                                                                       -----------      -----------
Diluted                                                                $ 4,231,000       13,483,000     $    .031
                                                                       ===========      ===========     =========

Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for dilutive EPS are weighted for the period the underlying options were outstanding. Options outstanding in 1995 and 1996 are not reflected in the computation of diluted EPS because the effects are antidilutive and would increase diluted EPS.

NOTE 12 -  EMPLOYEE BENEFIT PLANS

1996 Stock Incentive Plan

The 1996 Stock Incentive Plan (the "Incentive Plan") of the Company was adopted by the Board of Directors on September 18, 1996. The Incentive Plan provides for awards in the form of restricted shares, stock units, stock appreciation rights, and stock options (including incentive stock options ("ISOs") and nonstatutory stock options ("NSOs")). A total of 2,306,250 shares of Class A Common Stock have been initially reserved for issuance under the Incentive Plan. The number of shares are increased by 2% of the total number of common shares of the Company outstanding at the end of the most recent calendar year, subject to a cumulative limit of 1,000,000 shares. Through December 31, 1997, an additional 564,400 shares were eligible for issuance and have subsequently been reserved for a combined total of 2,870,650 eligible shares under the Incentive Plan.

Following is a summary of activity pursuant to the Company's Incentive Plan:

                                                 Weighted Average
                                   Shares         Exercise Price
                                 ----------      ----------------
Balance at December 31, 1995              -                     -
Granted                           1,225,725                $12.97
Exercised                                 -                     -
Cancelled                                 -                     -
                                 ----------
Balance at December 31, 1996      1,225,725                $12.97
Granted                             600,500                $14.21
Exercised                                 -                     -
Cancelled                           (36,500)               $14.00
                                 ----------
Balance at December 31, 1997      1,789,725                $13.36
                                 ==========

Granted stock options generally become exercisable one year after the date of the grant, vest 30%, 30%, 20% and 20% on each anniversary date of the grant and have a term of five years. The number of options exercisable at December 31, 1997 are 360,821 with an exercise price range of $11.25 to $14.00 and a weighted average exercise price of $12.95. The weighted average contractual life of all options outstanding at December 31, 1997 is 4.10 years. All options granted to date have been NSOs except for 100,900 ISOs granted in 1996. No restricted shares, stock units or SARs have been granted to date.

Employee Stock Purchase Plan

Effective January 7, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all full time employees an opportunity to purchase shares of its Class A common stock through payroll deductions of up to 10% of eligible compensation. Semiannually, on June 30 and December 31, participant account balances are used to purchase stock at the lesser of 85 percent of the fair market value on the trading day before the participation period starts or the trading day preceding the day on which the participation period ends. A total of 250,000 shares are available for purchase under the plan.

SAIC Benefit Plans

Employees of the Company participate in various SAIC benefit plans, including stock, bonus and retirement plans, subject to the applicable eligibility requirements. SAIC charges the Company directly for the costs of such employee benefit plans. Charges related to the administration of the SAIC benefit plans in which employees of the Company participate are included within SAIC general corporate allocations (Notes 1 and 9).

SAIC has one principal Cash or Deferred Arrangement ("CODA") which allows eligible participants to defer a portion of their income through payroll contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the CODA upon termination, retirement, permanent disability or death and may be matched by SAIC. SAIC also has an SAIC Employee Stock Purchase Plan which allows eligible employees to purchase shares of SAIC's Class A common stock, with SAIC currently contributing 10% of the existing fair market value.

SAIC has a Bonus Compensation Plan which provides for bonuses to reward outstanding performance. Bonuses are paid in the form of cash, fully vested shares of SAIC Class A common stock or vesting shares of SAIC Class A common stock. The Company participated in this plan during the period from acquisition until December 31, 1996.

During the period from March 11, 1995 to December 31, 1995 and during the years ended December 31, 1996 and 1997, a total of 24,450, 53,040 and 11,450 SAIC options were granted to the Company's employees, respectively, with exercise prices ranging from $15.72 to $17.79, $19.33 to $22.83 and $25.96 to $34.78 per
share, respectively, with a weighted average price of $16.17, $20.51 and $28.13, respectively. These options were granted under the SAIC 1995 Stock Option Plan to purchase SAIC Class A common stock and vest 20%, 20%, 20% and 40% on each anniversary date of grant and have a term of five years.

Pro Forma Disclosures

The weighted average fair value of the options granted during the period from March 11, 1995 to December 31,1995 and during the years ended December 31, 1996 and 1997 under the SAIC Bonus Compensation Plan were estimated at $3.66, $4.30 and $7.56, respectively, and $2.76 and $4.68, respectively, for the options granted during the years ended December 31, 1996 and 1997 under the Company's Incentive Plan using the Black-Scholes model. The following weighted average assumptions were used in calculating the option fair values:

                                               SAIC Stock Options                            Company Stock Options
                              -----------------------------------------------------    ----------------------------------
                                March 11,
                                 1995 to           Year ended         Year ended         Year ended         Year ended
                               December 31,       December 31,       December 31,       December 31,       December 31,
                                   1995               1996               1997               1996               1997
                              ---------------    ---------------    ---------------    ---------------    ---------------
Expected life (years)              4.0                4.0                5.0                4.0                4.0
Risk-free interest rate           6.45%              5.91%              6.30%              5.98%              6.25%
Volatility                        0.00%              0.00%              0.00%              0.00%             20.79%
Dividend yield                    0.00%              0.00%              0.00%              0.00%              0.00%

Under the above models, the total value of SAIC stock options granted during 1995, 1996 and 1997 was approximately $89,000, $228,000 and $87,000, respectively, and $3,379,000 and $2,809,000, respectively, for the Company's stock options granted in 1996 and 1997, all of which would be amortized ratably on a pro forma basis over their respective option terms. Had the Company recorded compensation costs for these plans in accordance with SFAS No. 123, the Company's pro forma income (loss) would have been ($1,430,000) for the period March 11,1995 to December 31,1995 and ($1,763,000) and $3,510,000, respectively for the years ended December 31,1996 and 1997. Pro forma basic earnings (loss) per share would have been ($0.14) and $0.26, respectively, for the years ended December 31,1996 and 1997.

NOTE 13 - DISCONTINUED OPERATIONS

As discussed in Note 1, in November 1995 SAIC adopted a plan to transfer the Company's government-based business to SAIC in order for the Company to focus on the growth of the commercial business. Such transfer was substantially completed as of February 1996. Prior to SAIC's acquisition of the Company, the portion of the Company's business relating to the minority-based government business had been transferred into a separately-owned entity. The activities of both the minority-based government business and the government-based business are reflected as discontinued operations in the financial statements of the Company for all periods presented. Net income (loss) from discontinued operations exclude general corporate overhead of the Company. No gain or loss was incurred as a consequence of the transfer of these businesses.

Summary operating results of the discontinued operations were as follows:

                                              For the Period
                                                   1995
                                       ----------------------------
                                       January 1 to     March 11 to
                                         March 10       December 31
                                       ------------     -----------
Revenues                               $ 4,270,000      $ 7,882,000
Costs and expenses                      (5,478,000)      (7,773,000)
                                       -----------      -----------
(Loss) income from discontinued
operations before income taxes          (1,208,000)         109,000

Provision for income taxes                 167,000          137,000
                                       ===========      ===========
Loss from discontinued operations,
net of income taxes                    $(1,375,000)     $   (28,000)
                                       ===========      ===========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of December 31, 1997, the Company was a defendant in 5 lawsuits involving domain name disputes between trademark owners and domain name holders. The Company is drawn into such disputes, in part, as a result of claims by trademark owners that the Company is legally required, upon request by a trademark owner, to terminate the right the Company granted to an alleged trademark infringer to register the domain name in question. Further, trademark owners have also alleged that the Company should be required to monitor future domain name registrations and reject registrations of domain names which are identical or similar to their federally registered trademark. The holders of the domain name registrations in dispute have, in turn, questioned the Company's right, absent a court order, to take any action which suspends their registration or use of the domain names in question. Although 41 of these objections have resulted in litigation involving the Company, as of December 31, 1997, no damages have been awarded against the Company to any plaintiff in the 36 cases that have been resolved. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration and renewal of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs originally alleged violations of the Competition in Contracting Act ("CICA"), the Sherman Act and the U.S. Constitution. Following the filing of motions to dismiss by the defendants, the plaintiffs filed an amended complaint on January 30, 1998, dropping the cause of action based upon CICA, but adding alleged violations of the Administrative Procedures Act and the Independent Offices Appropriations Act. The plaintiffs also filed a motion for preliminary injunctive relief against the NSF concerning the "Intellectual Infrastructure Fund." On February 2, 1998, the United States District Court, District of Columbia, issued an order granting the plaintiffs' motion for a preliminary injunction, enjoining the NSF from spending any of the money collected by the Company for the Intellectual Infrastructure Fund. The Company believes that it has meritorious defenses and intends to vigorously defend itself against the claims in the Thomas suit. While the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiffs' theories could have a material adverse effect on the Company's business, financial condition and results of operations. See Note 15.

On June 27, 1997, SAIC received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") issued in connection with an investigation to determine whether there is, has been, or may be an antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and the Company relating to their Internet registration business. The Company cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action will ultimately be filed by the DOJ. The Company is unable to predict the form of relief that might be sought in such an action or that might be awarded by a court or imposed as a result of any settlement. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

On March 20, 1997, PG Media, Inc., a New York-based corporation ("PG Media"), filed a lawsuit against the Company in the United States District Court, Southern District of New York alleging that the Company had restricted access to the Internet by not adding PG Media's requested TLDs in violation of the Sherman Act. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to include reference to PG Media's TLDs and name servers in the root zone file administered by the Company under the Cooperative Agreement. The Company has answered the complaint. In addition, in June 1997, the Company received written direction from the NSF not to take any action to create additional TLDs or to add any new TLDs to the Internet root zone until the NSF provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. No motions are pending as of December 31, 1997. The Company believes that it has meritorious defenses and intends to vigorously defend itself against the claims of PG Media. Although the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiff's theory could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is involved in various other investigations, claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, will have a material adverse effect on its financial position, results of operations, cash flows or its ability to conduct business.

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

Proposed Rule

On January 30, 1998, the National Telecommunications and Information Administration of the Department of Commerce issued a discussion draft, entitled "A Proposal to Improve Technical Management of Internet Names and Addresses" which was published in the U.S. Federal Register on February 20, 1998 (the "Proposed Rule"). The Proposed Rule provides notice and seeks public comment on a proposal to, among other things, increase competition in the administration of TLDs and the registration of domain names. The Company supports the transition of domain name services toward a self-regulatory commercial environment. It is impossible to predict at this time whether or when a final rule will be issued and, if issued, the exact nature of its provisions or the precise effect of such provisions on the Company.

Litigation

On February 10, 1998, the plaintiffs in the Thomas suit filed a motion for preliminary injunction against the Company seeking several items of relief. On February 24, 1998, the Company and the NSF filed motions to dismiss the amended complaint. Also on February 24, the plaintiffs filed a motion for partial summary judgment concerning the set aside fund. The plaintiffs' motion for preliminary injunction against the Company and partial summary judgment against the NSF and both motions to dismiss were heard before the Court on March 17, 1998 and the Court has taken the matters under advisement.

NSF Cooperative Agreement

Pursuant to an amendment to the Cooperative Agreement, on March 12, 1998, the NSF directed the Company to begin charging end users $70 upon each initial registration for domain names registered April 1, 1998 or later and $35 for each renewal with an anniversary date of April 1, 1998 or later. In conjunction with this amendment to the Cooperative Agreement, the Company will no longer set aside 30% of the collected registration fees for the enhancement of the intellectual infrastructure of the Internet. This amendment does not alter the Company's existing revenue per net registration since the 30% set aside funds were previously not recognized as revenue.

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

================================================================================================================
               COLUMN A                   COLUMN B             COLUMN C               COLUMN D        COLUMN E
                                                               ADDITIONS
                                                       -------------------------
                                                                     CHARGED TO
                                         BALANCE AT    CHARGED TO       OTHER
                                         BEGINNING     COSTS AND     ACCOUNTS--      DEDUCTIONS--    BALANCE AT
             DESCRIPTION                  OF YEAR       EXPENSES      DESCRIBE        DESCRIBE       END OF YEAR
----------------------------------------------------------------------------------------------------------------
For the period from January 1, 1995 to
  March 10, 1995
    Allowance for uncollectible
      accounts, included in net assets
      (liabilities) of discontinued
      operations......................      809,000       344,000             --             --        1,153,000
    Deferred tax valuation allowance,
      continuing operations...........       56,000        46,000             --             --          102,000(1)
    Deferred tax valuation allowance,
      discontinued operations.........      512,000       276,000             --             --          788,000(1)
----------------------------------------------------------------------------------------------------------------

For the period from March 11, 1995 to
  December 31, 1995
    Allowance for uncollectible
      accounts, continuing
      operations......................  $        --    $  124,000    $ 1,994,000(2) $        --      $ 2,118,000
    Allowance for uncollectible
      accounts, included in net assets
      (liabilities) of discontinued
      operations......................    1,153,000       465,000             --             --        1,618,000
Year ended December 31, 1996
    Allowance for uncollectible
      accounts, continuing
      operations......................    2,118,000     3,597,000     19,270,000(2)   9,546,000(3)    15,439,000
    Allowance for uncollectible
      accounts, included in net assets
      (liabilities) of discontinued
      operations......................    1,618,000            --             --      1,618,000(4)            --
Year ended December 31, 1997
    Allowance for uncollectible
      accounts, continuing
      operations......................   15,439,000     8,082,000     35,368,000(2)  41,033,000(3)    17,856,000

---------------

(1) In connection with the acquisition purchase accounting, a determination was made that the tax valuation allowances were no longer required. (See
    Note 10 of Notes to Financial Statements.)

(2) Charged to allowance for deferred revenue (See Notes 3 and 4 of Notes to Financial Statements).

(3) Amounts are write-offs of uncollectible accounts receivable.

(4) Disposition associated with discontinued operations (See Note 13 of Notes to Financial Statements).

INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------
3(ii)        Bylaws of Network Solutions, Inc., as amended February 9, 1998.
10.16        Amendment No. 7 to the Cooperative Agreement dated December 3, 1997.
10.17        Amendment No. 8 to the Cooperative Agreement dated February 20, 1998.
10.18        Amendment No. 9 to the Cooperative Agreement dated March 12, 1998.
10.19        Form of Indemnification Agreement entered into by the Company and each of its directors and officers at the Vice President level or above.
10.20        Deed of Lease By and Between Sugarland Business Park Limited Partnership and
             Network Solutions, Inc. dated May 30, 1997 ("Lease Agreement").
10.21        Amendment No. 1 to Lease Agreement dated January 31, 1998.
23.1         Consent of Price Waterhouse LLP.
27.1         Financial Data Schedule (in electronic format only).
27.2         Restated Financial Data Schedule (in electronic format only).