Form 10-Q
period 1998-03-31
NETWORK SOLUTIONS INC /DE/
filed 1998-05-15
CIK 1030341

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X         No
                                  ---            ---

     As of May 8, 1998, the Registrant had 4,039,213 shares of Class A common stock, $0.001 par value per share, issued and outstanding, and 11,925,000 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

================================================================================

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Statements of Financial Position as of December 31, 1997 and
           March 31, 1998 (unaudited)................................    3
         Unaudited Statements of Operations for the three months
           ended
           March 31, 1997 and 1998...................................    4
         Unaudited Statements of Cash Flows for the three months
           ended
           March 31, 1997 and 1998...................................    5
         Notes to Financial Statements...............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   15

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities and Use of Proceeds...................   16
Item 6.  Exhibits and Reports on Form 8-K............................   17
Signature............................................................   18
Index to Exhibits....................................................   19

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.
                        STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997           1998
                                                              ------------   ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 41,146,000   $  6,831,000
  Short-term investments....................................    40,200,000     78,881,000
  Accounts receivable, net..................................     5,792,000      7,716,000
  Prepaids and other assets.................................     1,005,000      1,131,000
  Deferred tax asset........................................    20,153,000     24,312,000
  Restricted assets.........................................    25,873,000     37,400,000
                                                              ------------   ------------
Total current assets........................................   134,169,000    156,271,000
Furniture and equipment, net................................     6,146,000      6,187,000
Long-term investments.......................................            --      6,352,000
Deferred tax asset..........................................     8,128,000      8,572,000
Goodwill, net...............................................     1,177,000      1,041,000
                                                              ------------   ------------
Total Assets................................................  $149,620,000   $178,423,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  6,426,000   $  7,005,000
  Due to parent.............................................     1,250,000      2,379,000
  Income taxes payable......................................     5,042,000      7,244,000
  Current portion of capital lease obligations..............       842,000        858,000
  Deferred revenue, net.....................................    43,789,000     53,381,000
  Internet fund liability...................................    25,873,000     37,400,000
                                                              ------------   ------------
Total current liabilities...................................    83,222,000    108,267,000
Capital lease obligations...................................     1,081,000        860,000
Long-term deferred revenue, net.............................    17,662,000     19,139,000
                                                              ------------   ------------
Total liabilities...........................................   101,965,000    128,266,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; None issued and outstanding in 1997 and 1998
  Class A common stock, $.001 par value; authorized
     100,000,000 shares; 3,795,000 and 3,813,063 issued and
     outstanding in 1997 and 1998...........................         4,000          4,000
  Class B common stock, $.001 par value; authorized
     30,000,000 shares; 11,925,000 issued and outstanding in
     1997 and 1998..........................................        12,000         12,000
  Additional paid-in capital................................    56,451,000     56,704,000
  Accumulated deficit.......................................    (8,812,000)    (6,763,000)
  Accumulated other comprehensive income....................            --        200,000
                                                              ------------   ------------
Total stockholders' equity..................................    47,655,000     50,157,000
                                                              ------------   ------------
Total Liabilities and Stockholders' Equity..................  $149,620,000   $178,423,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1997         1998
                                                              ----------   -----------
Net revenue.................................................  $8,655,000   $16,492,000
Cost of revenue.............................................   5,294,000     7,348,000
                                                              ----------   -----------
Gross profit................................................   3,361,000     9,144,000
Research and development expenses...........................     311,000       725,000
Selling, general and administrative expenses................   2,301,000     6,182,000
Interest income.............................................    (149,000)   (1,327,000)
Other expenses..............................................          --        35,000
                                                              ----------   -----------
Income before income taxes..................................     898,000     3,529,000
Provision for income taxes..................................     382,000     1,480,000
                                                              ----------   -----------
Net income..................................................  $  516,000   $ 2,049,000
                                                              ==========   ===========
Basic and diluted EPS.......................................  $     0.04   $      0.13
                                                              ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    516,000   $  2,049,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       365,000        717,000
     Provision for uncollectible accounts receivable........     2,163,000      2,168,000
     Deferred income taxes..................................       904,000     (4,603,000)
     Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable...........       816,000     (4,092,000)
       Decrease (increase) in prepaids and other assets.....      (380,000)      (126,000)
       Increase in accounts payable and accrued
          liabilities.......................................       317,000        579,000
       Increase in income taxes payable.....................            --      2,202,000
       Increase in deferred revenue.........................     7,548,000     11,069,000
                                                              ------------   ------------
          Net cash provided by operating activities.........    12,249,000      9,963,000
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.......................      (159,000)      (622,000)
  Purchase of short-term investments........................            --    (38,681,000)
  Purchase of long-term investments.........................            --     (6,152,000)
                                                              ------------   ------------
          Net cash used in investing activities.............      (159,000)   (45,455,000)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC................................   (15,147,000)     1,129,000
  Repayment of capital lease obligations....................            --       (205,000)
  Issuance of common stock pursuant to stock plans..........            --        253,000
                                                              ------------   ------------
          Net cash provided by (used in) financing
            activities......................................   (15,147,000)     1,177,000
                                                              ------------   ------------
Net decrease in cash and cash equivalents...................    (3,057,000)   (34,315,000)
Cash and cash equivalents, beginning of period..............    15,540,000     41,146,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $ 12,483,000   $  6,831,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     Network Solutions, Inc. ("the Company") currently acts as the exclusive registrar of Internet domain names within the .com, .org, .net and .edu top level domains ("TLDs") pursuant to a cooperative agreement (the "Cooperative Agreement") with the National Science Foundation ("NSF"). Domain names are used to identify a unique site or presence on the Internet. As registrar for these TLDs, the Company registers new domain names and is responsible for the maintenance and dissemination of the master file of domain names through daily updates to the Internet. The Company also provides enterprise network consulting services, focusing on network engineering, network and systems security and network management solutions for commercial customers.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997.

NOTE 3 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS computations for continuing operations:

                                                      INCOME         SHARES       PER SHARE
                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                    -----------   -------------   ---------
Three Months Ended March 31, 1997
--------------------------------------------------
Basic.............................................  $  516,000     12,500,000       $0.04
                                                                                    =====
Dilutive securities:
  Outstanding options.............................          --         91,000
                                                    ----------     ----------
Diluted...........................................  $  516,000     12,591,000       $0.04
                                                    ==========     ==========       =====
Three Months Ended March 31, 1998
--------------------------------------------------
Basic.............................................  $2,049,000     15,726,000       $0.13
                                                                                    =====
Dilutive securities:
  Outstanding options.............................          --        413,000
                                                    ----------     ----------
Diluted...........................................  $2,049,000     16,139,000       $0.13
                                                    ==========     ==========       =====

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for diluted EPS are weighted for the period the underlying options were outstanding.

                            NETWORK SOLUTIONS, INC.

NOTE 4 -- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of accumulated other comprehensive income are reported net of income taxes as follows:

                                                                               ACCUMULATED
                                                                                  OTHER
                                                           UNREALIZED GAINS   COMPREHENSIVE
                                                            ON SECURITIES        INCOME
                                                           ----------------   -------------
Pre-tax amount...........................................      $345,000         $345,000
Income tax...............................................       145,000          145,000
                                                               --------         --------
Net of tax amount........................................      $200,000         $200,000
                                                               ========         ========

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

LITIGATION

     On April 6, 1998, the Court in the Thomas suit issued its opinion, granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The Court also granted the Company's motion to dismiss all other counts and, simultaneously, denied the plaintiffs' preliminary injunction motion against the Company.

     On April 30, 1998, Congress passed H.R. 3579, which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the NSF to deposit the entire fund into the U.S. Treasury. On May 5, 1998 the NSF filed a motion to vacate the February 2, 1998 preliminary injunction on the Intellectual Infrastructure Fund and to dismiss the case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I -- Item 1 -- Business -- Risk Factors" and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results" contained in the Company's 1997 Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1998. In addition, set forth below under the heading "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the 1997 Form 10-K should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with the Company's 1997 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's common stock.

OVERVIEW

     The Company currently acts as the exclusive registrar of Internet domain names within the .com, .org, .net and .edu TLDs pursuant to the Cooperative Agreement with the NSF. Domain names are used to identify a unique site or presence on the Internet. As registrar for these TLDs, the Company registers new domain names and is responsible for the maintenance and dissemination of the master file of domain names through daily updates to the Internet. A pioneer in Internet technology since 1979, the Company also provides enterprise network consulting services, focusing on network engineering, network and systems security and network management solutions for commercial customers. The Company's consulting services division delivers full life cycle network engineering and consulting for a broad range of companies including multinational oil and gas corporations and major financial institutions.

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

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract (with a fee of 8%). Effective September 14, 1995, the NSF and the Company amended the Cooperative Agreement to require the Company to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net TLDs. Prior to April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual renewal fee of $50 per year thereafter (collectively "registration fees"). The NSF paid the registration fees for domain names within the .edu and .gov TLDs through March 31, 1997. Commencing April 1, 1997, the Company agreed with the NSF to provide domain name services within the .edu and .gov TLDs free of charge. As of October 1, 1997, the Company no longer registers or administers domain names in the .gov TLD.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by the Company is required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, is not recognized as revenue by the Company. The Company has reflected these funds, along with the appropriate percentage of net accounts receivable, as restricted assets and has recorded an equivalent, related current liability. The Company maintains the cash received relating to the set aside funds in a separate interest bearing account. This restricted cash at December 31, 1997 and March 31, 1998 was approximately $23,512,000 and $34,452,000 respectively. The set aside funds, plus any interest earned, are intended to be disbursed at the direction of the NSF. Future collection or disbursement of these set aside funds will have no significant effect on the Company's business, net financial position or results of operations.

     On March 12, 1998, the NSF and the Company amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 are charged $70 for two years of registration services and an annual renewal fee of $35 per year thereafter. This amendment will have no effect on the revenue currently recognized on each registration ($70 for initial registrations and $35 for renewals), since the Company previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to the Company on a per registration basis does not change, the amount charged to customers will decline.

     In order to provide prompt access to new domain names on the Internet, the Company generally invoices customers and permits them to pay their registration fees after their domain names are registered. The Company's experience has been that, for the period from September 1995 through March 1998, approximately 30% of registrations have ultimately been deactivated for non-payment. The Company believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such names at a profit. Such resellers have a greater tendency than other customers to default on their registration fees. As a consequence, the Company has recorded a comparable provision for uncollectible accounts in determining net registration revenue. This 30% provision has been consistently applied for the period from September 1995 through March 1998 and is considered adequate by the Company.

     Registration fees charged to end users for registration services, net of the 30% set aside funds, are recognized as revenue evenly over the registration term. Accordingly, the Company recognizes $70 ($100 fee less $30 set aside) on a straight-line basis over the two-year services period for each initial domain name registration, equivalent to $35 per year. Renewals of domain name registrations are recorded as revenue based upon $35 ($50 fee less $15 set aside) recognized on a straight-line basis over the one-year services period. This "subscription-based" model defers revenue recognition until the Company provides the registration services, including daily updates to the Internet and maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At March 31, 1998, the Company had net deferred revenue of $72.5 million.

     Consulting Services. Substantially all of the Company's consulting services revenue is derived from professional services which are generally provided to clients on a "time and expense" basis and is recognized as services are performed.

     NationsBanc Services, Inc. ("NationsBanc") is the Company's largest consulting services customer. NationsBanc originally contracted with the Company in 1993 to provide ongoing analysis, design, implementation and support engineering for its enterprise network. The Company currently provides network design and engineering services as well as a variety of project specific services for NationsBanc. The Company's current contract with NationsBanc is a three-year contract which commenced January 1, 1997 and is a requirements contract under which the Company's services are ordered by task orders issued by NationsBanc. The NationsBanc contract may be terminated by NationsBanc at any time upon 30-days' prior written notice to the Company. There can be no assurance that the Company will obtain any additional task orders under the NationsBanc contract.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 90% from $8.7 million for the three months ended March 31, 1997 to $16.5 million for the three months ended March 31, 1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD. Net revenue from registration services increased 131% from $6.7 million for the three months ended March 31, 1997 to $15.5 million for the three months ended March 31, 1998. Net new registrations increased 73% from 197,000 for the three months ended March 31, 1997 to 340,000 for the three months ended March 31, 1998. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations as of March 31, 1997 were 818,000 as compared to 1,862,000 as of March 31, 1998, for a 128% increase.

     Net revenue from consulting services decreased 50% from $2.0 million for the three months ended March 31, 1997 to $1.0 million for the three months ended March 31, 1998. This decrease was primarily attributable to the conclusion of certain engagements in December 1997 coupled with slower than expected signing and commencement of new business. NationsBanc accounted for $972,000 or 11.2% of the Company's total net revenue for the three months ended March 31, 1997 and $499,000 or 3.0% of the Company's total net revenue for the three months ended March 31, 1998.

     During the three months ended March 31, 1998, the consulting services division continued to add new leadership in sales and operations and retained additional technical consultants. In addition, the division continued to emphasize its efforts targeted at lead generation and regional sales and marketing programs. Consulting services' proposal activities remain strong although the sales closure cycle has been longer than anticipated.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 38% from $5.3 million for the three months ended March 31, 1997 to $7.3 million for the three months ended March 31, 1998. The increase was primarily driven by the growth of the Company's registration business which experienced additional outsourcing costs of $1.1 million in support of the Company's invoicing, collection and processing activities and additional depreciation charges and equipment expenditures of $918,000. In June 1997, the Company opened a 31,200 square foot facility to support its Internet business operations and in January 1998, the Company signed an agreement to lease an additional 9,100 square feet at the same location. This leased facility is designed to meet current registration services customer support needs as well as to provide expansion capability for future business. The Company continues to invest in improvements to the back office component of its domain name registration business including investments in additional hardware, software, staffing and facilities and currently anticipates that it will continue to make significant investments in its back office for the foreseeable future.

     As a percentage of net revenue, cost of revenue decreased from 60.9% for the three months ended March 31, 1997 to 44.2% for the three months ended March 31, 1998. This decrease primarily reflects economies of scale that the Company has continued to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of the Company's products and technologies. Research and development expenses increased 133% from $311,000 for the three months ended March 31, 1997 to $725,000 for the three months ended March 31, 1998. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that the level of research and development expenses will continue to increase in the near future in absolute dollars as the Company invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses were 3.6% for the three months ended March 31, 1997 and 4.4% for the three months ended March 31, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of marketing, business development, general management, administrative and financial personnel, corporate services from Science Applications International Corporation ("SAIC"), legal costs and amortization of goodwill associated with the Company's acquisition by SAIC. Selling, general and administrative expenses increased 170% from $2.3 million for the three months ended March 31, 1997 to $6.2 million for the three months ended March 31, 1998. The increase is primarily attributable to increases in marketing and business development expenses of $979,000, management and administrative labor expenses of $841,000 and legal costs of $716,000.

     As a percentage of net revenue, selling, general and administrative expenses increased from 26.4% for the three months ended March 31, 1997 to 37.6% for the three months ended March 31, 1998. The Company expects that the level of selling, general and administrative expenses will continue to increase in the near future in terms of absolute dollars as operations continue to expand. In particular, it is anticipated that sales, marketing and business development expenses will increase as the Company introduces new enhanced registration and other services and begins to actively promote the use of the .com TLD.

     Interest Income. The Company had net interest income of $149,000 for the three months ended March 31, 1997 as compared to $1.3 million for the three months ended March 31, 1998. The increase is attributable to the investment of the net proceeds of the Company's stock offering as well as improved cash flow resulting from the increase in domain name registrations.

     Income Taxes. The provision for income taxes was 43% of pretax earnings, or $382,000 for the three months ended March 31, 1997, and 42%, or $1.5 million for the three months ended March 31, 1998. The difference between the effective rates is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income for the year. Goodwill is being amortized by the Company over five years and is associated with the acquisition of the Company by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $6.8 million and its short-term investments of $78.9 million, which when combined represent an increase of $4.4 million from its December 31, 1997 balances in those accounts.

     At March 31, 1998, the Company's cumulative net obligation to SAIC for intercompany activity was $2.4 million, an increase of $1.1 million for the quarter. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of the Company and is settled monthly. Pursuant to the Tax Sharing Agreement dated September 26, 1997, the Company will now generally remit income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     Cash provided by operations was $10.0 million for the three months ended March 31, 1998. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition which occurs ratably over the two- and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities, generally paid on a quarterly basis.

     Investing activities used $45.5 million for the three months ended March 31, 1998, of which $38.7 million was net purchases of short-term investments and $6.0 million was purchases of long-term investments. These investments are primarily comprised of commercial investment grade securities.

     The Company believes that its existing cash balances and investments and expected cash flows from future operations will be sufficient to meet the Company's capital requirements for at least the next 12 to 18 months.

FACTORS AFFECTING OPERATING RESULTS

     Limited Operating History. The Company has only a limited operating history under its current subscription-based pricing model for its domain name registration business upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks or that the Company will continue to obtain new registrations at current rates or obtain renewals from a significant portion of its customers.

     Quarterly sales and operating results generally depend on the volume of and ability to fulfill registration requests and consulting services contract awards, which are difficult to forecast. The Company may be unable to adjust its variable or fixed spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations may have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company expects a significant increase in its operating expenses as it funds greater levels of product and services development, increases its sales and marketing operations, updates systems and infrastructure, expands its facilities, develops new distribution channels and broadens its customer support capabilities. While no individual expenditure is anticipated to have a material impact on the Company's operating results, the combined effect could be significant and cannot be reasonably estimated at this time. To the extent that such expenses precede or are not subsequently followed by an increase in revenue, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

     Uncertainty of Internet Governance and Regulation. On February 20, 1998, the U.S. government published in the Federal Register "A Proposal to Improve Technical Management of Internet Names and Addresses" (the "Proposed Rule") to provide notice and seek public comment on a proposal to transfer over time the administration of the Internet domain name system ("DNS") from the U.S. government and the NSF to a new private, not-for-profit corporation and to increase competition in the administration of TLDs and the registration of second level domain names. Comments on the Proposed Rule have revealed substantial differences regarding how the DNS should evolve and competing proposals concerning DNS management to those set forth in the Proposed Rule have been advanced from time to time. There is a risk that failure to achieve consensus could, among other things, prevent or delay the issuance of a final rule. In addition, any rule that is issued could be challenged by persons or entities who disagree with its provisions. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations through continued uncertainty about future Internet governance or a disruption to the administration, effective operation or maintenance and expansion of the Internet, in general, or the domain name registration system, in particular. Additionally, any final rule could be different, perhaps substantially, from the Proposed Rule. Any final rule or any terms negotiated thereunder by the U.S. government and the Company could contain provisions which are not favorable to the Company or not consistent with the Company's current or future plans. It is impossible to predict at this time whether or when a final rule will be issued and, if issued, the exact nature of its provisions or of any such terms, the timing of implementation or the precise effect of such provisions or terms on the Company. It is possible that certain provisions of any final rule or certain of such terms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Litigation. The Company is a party in a number of legal proceedings as described in "Part II -- Item 1 -- Legal Proceedings." While the Company cannot reasonably estimate the potential impact of the claims advanced in the PG Media suit described therein, a successful claim against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the Company cannot predict what relief, if any, might be sought, awarded or imposed as a result of any civil action which could be filed by the Department of Justice arising from its investigation regarding Internet registration products and services, any such relief could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, litigation in which the Company is involved has resulted and likely will result in, and any future litigation can be expected to result in, substantial legal and other expenses to the Company and a diversion of the Company's personnel. See "Part II -- Item
1 -- Legal Proceedings."

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

     Year 2000. The Company is in the process of assessing its computer software applications and systems to ensure their functionality with respect to the "Year 2000" millenium change. At this time, the Company believes that the remediation costs, if any, needed to make all of its internal applications and systems Year 2000 compliant are not material. Although the Company believes that its internal mission critical systems are Year 2000 compliant, the failure of the software applications or internal systems of other companies on which the Company's systems rely or to which they are connected or of other Internet-related companies, including Internet web hosting companies, Internet access providers, or Internet root server operators, none of which the Company controls, to be Year 2000 compliant upon January 1, 2000 could have a material adverse effect on the operation of the Internet and/or a material adverse effect on the Company's business, financial condition and results of operations.

     Technological Change and Additional Technology, Products and Services. The Company's future financial success will be highly dependent upon its ability to develop and commercialize in a timely manner new technology, products and services that can be offered in conjunction with the Company's current domain name registration and consulting services and that can meet the changing requirements of its current and future customers. The market for such technology, products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new Intranet and Internet-related products and services. Generally, the successful development and commercialization of new technology, products and services involves many risks, including the identification of new Intranet and Internet-related product and service opportunities, the successful completion of the development process, and the identification, retention and hiring of appropriate research, development and technical personnel. There can be no assurance that the Company can successfully identify new products and service opportunities and develop and bring to market in a timely manner new technologies, products or services, or that technologies, products or services developed by others will not render those of the Company noncompetitive or obsolete. Failure by the Company to develop new technologies, products or services and bring them to market in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company relies upon a combination of nondisclosure and other contractual arrangements with its employees and third parties and trade secret laws to protect its proprietary rights and limit the distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of its proprietary information and take appropriate steps to enforce its intellectual property rights. Furthermore, even if these steps are successful, there can be no assurance that others will not develop technologies that are similar or superior to the Company's proprietary technology. Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of claims alleging infringement of third party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages and develop noninfringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement. Failure by the Company to adequately protect its proprietary rights or litigation relating to intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     Shares Eligible for Future Sale. SAIC owns 100% of the Company's outstanding Class B common stock, which, as of May 8, 1998, represented approximately 74.7% of the outstanding common stock of the Company. A decision by SAIC to sell such shares could materially and adversely affect the market price of the Class A common stock. The Company and SAIC have entered into a registration rights agreement which requires the Company to effect a registration statement covering some or all of the shares of Class A common stock to be owned by SAIC upon conversion of the Class B common stock owned by SAIC and any other shares of Class A common stock otherwise acquired by SAIC, subject to certain terms and conditions. The Company has agreed to indemnify SAIC in connection with any such registration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of May 8, 1998, the Company was a defendant in four lawsuits involving domain name disputes between trademark owners and domain name holders. The Company is drawn into such disputes, in part, as a result of claims by trademark owners that the Company is legally required, upon request by a trademark owner, to terminate the right the Company granted to an alleged trademark infringer to register the domain name in question. Further, trademark owners also have alleged that the Company should be required to monitor future domain name registrations and reject registrations of domain names which are identical or similar to their federally registered trademark. The holders of the domain name registrations in dispute have, in turn, questioned the Company's right, absent a court order, to take any action which suspends their registration or use of the domain names in question. Although 43 out of approximately 3,900 of these situations have resulted in suits actually naming the Company as a defendant, as of May 8, 1998, no award of damages has ever been made against the Company. The Company believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

     On June 27, 1997, SAIC received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") issued in connection with an investigation to determine whether there is, has been, or may be an antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and the Company relating to their Internet registration business. The Company cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action may ultimately be filed by the DOJ. The Company is unable to predict the form of relief that might be sought in such an action to be instituted. Any such relief from such a suit could have a material adverse effect on the Company's business, financial condition and results of operations.

     On March 20, 1997, PG Media, Inc., a New York-based corporation ("PG Media"), filed a lawsuit against the Company in the United States District Court, Southern District of New York alleging that the Company had restricted access to the Internet by not adding PG Media's requested TLDs to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to include reference to PG Media's TLDs and name servers in the root zone file administered by the Company under the Cooperative Agreement. The Company answered the complaint. In June 1997, the Company received written direction from the NSF not to take any action which would create additional TLDs or to add any new TLDs to the Internet root zone until the NSF provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. On May 14, 1998, PG Media served the Company with a motion for a preliminary injunction against both defendants. The motion seeks a hearing before the court on June 8, 1998 to compel both defendants to add PG Media's TLDs to the Internet root zone within 30 days. The Company believes that it has meritorious defenses and intends to vigorously defend itself against such motion and the claims of PG Media. Although the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiff's theory could have a material adverse effect on the Company's business, financial condition and results of operations.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs originally alleged violations of the Competition in Contracting Act ("CICA"), the Sherman Act and the U.S. Constitution. Following the filing of motions to dismiss by the defendants, the plaintiffs filed an amended complaint on January 30, 1998, dropping the cause of action based upon CICA, but adding alleged violations of the Administrative Procedures Act and the Independent Offices Appropriations Act. The plaintiffs also filed a motion for preliminary injunctive relief against the NSF concerning the "Intellectual Infrastructure Fund." On February 2, 1998, the United States District Court, District of Columbia, issued an order granting the plaintiffs' motion for a preliminary injunction, enjoining the NSF from spending any of the money collected by the Company for the Intellectual Infrastructure Fund. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against the Company seeking several items of relief. On February 24, 1998, the Company and the NSF filed motions to dismiss the amended complaint. Also on February 24, the plaintiffs filed a motion for partial summary judgment concerning the Intellectual Infrastructure Fund. The plaintiffs' motion for preliminary injunction against the Company and partial summary judgment against the NSF, and both motions to dismiss were heard before the Court on March 17, 1998. On April 6, 1998, the Court issued its opinion, granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The Court also granted the Company's motion to dismiss all other counts and, simultaneously, denied the plaintiffs' preliminary injunction motion against the Company. Subsequently, the NSF appealed the February 2, 1998 preliminary injunction against it. On April 30, 1998, Congress passed H.R. 3579, which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the NSF to deposit the entire fund into the U.S. Treasury. On May 5, 1998 the NSF filed a motion to vacate the preliminary injunction and to dismiss the case.

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

     The total amount of expenses incurred for the Company's account in connection with the offering were $5,555,200, which is comprised of $4,057,200 for underwriting discounts and commissions and $1,498,000 of other expenses. No expenses were paid to directors, officers or persons owning more than ten percent of any class of the Company's equity securities. The resultant Company's net offering proceeds were $52,404,800. The net proceeds to SAIC for its account were $9,625,500 after deducting the associated underwriting discounts and commissions of $724,500.

     On October 1, 1997, the Company received the offering proceeds from which a $10,000,000 dividend was paid to SAIC. SAIC owns ten percent or more of a class of the Company's equity securities and is an affiliate of the Company. The remaining proceeds have been invested in investment grade government discount notes, commercial paper and corporate bonds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- See Exhibit Index

(b) Reports on Form 8-K -- None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK SOLUTIONS, INC.

Date: May 15, 1998                        By   /s/ ROBERT J. KORZENIEWSKI
                                            ------------------------------------
                                                   Robert J. Korzeniewski
                                                Chief Financial Officer and
                                                    Authorized Signatory

                                 EXHIBIT INDEX

                            NETWORK SOLUTIONS, INC.
                       THREE MONTHS ENDED MARCH 31, 1998

EXHIBIT                                                                SEQUENTIAL
  NO.                      DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                    -----------------------                     ----------
3(ii)    Second Amended and Restated By-Laws of Network Solutions,
           Inc., Effective as of May 1, 1998.........................
27.1     Financial Data Schedule.....................................