Form 10-Q
period 1998-06-30
NETWORK SOLUTIONS INC /DE/
filed 1998-08-14
CIK 1030341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     As of August 7, 1998, the Registrant had 4,122,938 shares of Class A common stock, $0.001 par value per share, issued and outstanding, and 11,925,000 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Statements of Financial Position as of December 31, 1997 and
           June 30, 1998 (unaudited).................................    3
         Unaudited Statements of Operations for the three and six
           months ended June 30, 1997 and 1998.......................    4
         Unaudited Statements of Changes in Stockholders' Equity for
           the six months ended June 30, 1998........................    5
         Unaudited Statements of Cash Flows for the six months ended
           June 30, 1997 and 1998....................................    6
         Notes to Financial Statements...............................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   18

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   20
Item 4.  Submission of Matters to a Vote of Security Holders.........   20
Item 6.  Exhibits and Reports on Form 8-K............................   21
Signature............................................................   22
Index to Exhibits....................................................   23

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.
                        STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------   ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 41,146,000   $ 17,928,000
  Short-term investments, marketable securities.............    40,200,000     79,516,000
  Accounts receivable, net..................................     5,792,000     11,226,000
  Prepaids and other assets.................................     1,005,000      2,365,000
  Deferred tax asset........................................    20,153,000     26,219,000
  Restricted assets.........................................    25,873,000     39,764,000
                                                              ------------   ------------
Total current assets........................................   134,169,000    177,018,000
Furniture and equipment, net................................     6,146,000      8,872,000
Long-term investments, marketable securities................            --      6,374,000
Deferred tax asset..........................................     8,128,000      9,416,000
Goodwill, net...............................................     1,177,000        905,000
                                                              ------------   ------------
Total Assets................................................  $149,620,000   $202,585,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  6,426,000   $ 11,198,000
  Due to parent.............................................     1,250,000      2,358,000
  Income taxes payable......................................     5,042,000        529,000
  Current portion of capital lease obligations..............       842,000        868,000
  Deferred revenue, net.....................................    43,789,000     64,977,000
  Internet fund liability...................................    25,873,000     39,764,000
                                                              ------------   ------------
Total current liabilities...................................    83,222,000    119,694,000
Capital lease obligations...................................     1,081,000        643,000
Long-term deferred revenue, net.............................    17,662,000     23,974,000
                                                              ------------   ------------
Total liabilities...........................................   101,965,000    144,311,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; none issued and outstanding in 1997 and 1998               --             --
  Class A common stock, $.001 par value; authorized
     100,000,000 shares; 3,795,000 and 4,083,263 issued and
     outstanding in 1997 and 1998...........................         4,000          4,000
  Class B common stock, $.001 par value; authorized
     30,000,000 shares; 11,925,000 issued and outstanding in
     1997 and 1998..........................................        12,000         12,000
  Additional paid-in capital................................    56,451,000     62,336,000
  Accumulated deficit.......................................    (8,812,000)    (4,300,000)
  Accumulated other comprehensive income....................            --        222,000
                                                              ------------   ------------
Total stockholders' equity..................................    47,655,000     58,274,000
                                                              ------------   ------------
Total Liabilities and Stockholders' Equity..................  $149,620,000   $202,585,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               1997          1998          1997          1998
                                            -----------   -----------   -----------   -----------
Net revenue...............................  $10,069,000   $20,476,000   $18,724,000   $36,968,000
Cost of revenue...........................    6,141,000     8,791,000    11,435,000    16,139,000
                                            -----------   -----------   -----------   -----------
Gross profit..............................    3,928,000    11,685,000     7,289,000    20,829,000
Research and development expenses.........      407,000       815,000       718,000     1,540,000
Selling, general and administrative
  expenses................................    2,487,000     8,008,000     4,788,000    14,190,000
Interest income...........................     (335,000)   (1,416,000)     (484,000)   (2,743,000)
Other expenses............................           --        32,000            --        67,000
                                            -----------   -----------   -----------   -----------
Income before income taxes................    1,369,000     4,246,000     2,267,000     7,775,000
Provision for income taxes................      629,000     1,783,000     1,011,000     3,263,000
                                            -----------   -----------   -----------   -----------
Net income................................  $   740,000   $ 2,463,000   $ 1,256,000   $ 4,512,000
                                            ===========   ===========   ===========   ===========
Earnings per common share:
  Basic...................................  $      0.06   $      0.15   $      0.10   $      0.29
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.06   $      0.15   $      0.10   $      0.27
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                               CLASS A               CLASS B
                             COMMON STOCK          COMMON STOCK       ADDITIONAL    COMPRE-     RETAINED         TOTAL
                          ------------------   --------------------     PAID-IN     HENSIVE     EARNINGS     STOCKHOLDERS'
                           SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL      INCOME     (DEFICIT)       EQUITY
                          ---------   ------   ----------   -------   -----------   --------   -----------   -------------
Balance, December 31,
  1997..................  3,795,000   $4,000   11,925,000   $12,000   $56,451,000   $     --   $(8,812,000)   $47,655,000
Issuance of common stock
  pursuant to stock
  plans.................    288,263                                     3,767,000                               3,767,000
Tax benefit associated
  with stock plans......                                                2,118,000                               2,118,000
Unrealized gain on
  securities............                                                             222,000                      222,000
Net income for the six
  months ended June 30,
  1998..................                                                                         4,512,000      4,512,000
                          ---------   ------   ----------   -------   -----------   --------   -----------    -----------
Balance, June 30,
  1998..................  4,083,263   $4,000   11,925,000   $12,000   $62,336,000   $222,000   $(4,300,000)   $58,274,000
                          =========   ======   ==========   =======   ===========   ========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,256,000   $  4,512,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,017,000      1,459,000
     Provision for uncollectible accounts receivable........    3,624,000      2,168,000
     Deferred income taxes..................................   (2,415,000)    (7,499,000)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable...........    2,576,000     (7,602,000)
       Increase in prepaids and other assets................     (425,000)    (1,045,000)
       Increase in accounts payable and accrued
        liabilities.........................................    1,378,000      4,908,000
       Decrease in income taxes payable.....................           --     (4,513,000)
       Increase in deferred revenue.........................   16,276,000     27,500,000
                                                              -----------   ------------
          Net cash provided by operating activities.........   23,287,000     19,888,000
                                                              -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.......................     (317,000)    (4,364,000)
  Purchase of short-term investments, net...................   (3,625,000)   (39,316,000)
  Purchase of long-term investments.........................           --     (6,007,000)
                                                              -----------   ------------
          Net cash used in investing activities.............   (3,942,000)   (49,687,000)
                                                              -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC................................   (8,729,000)     1,108,000
  Repayment of capital lease obligations....................     (189,000)      (412,000)
  Issuance of common stock pursuant to stock plans..........           --      3,767,000
  Tax benefit associated with stock plans...................           --      2,118,000
                                                              -----------   ------------
          Net cash provided by (used in) financing
             activities.....................................   (8,918,000)     6,581,000
                                                              -----------   ------------
Net increase (decrease) in cash and cash equivalents........   10,427,000    (23,218,000)
Cash and cash equivalents, beginning of period..............   15,540,000     41,146,000
                                                              -----------   ------------
Cash and cash equivalents, end of period....................  $25,967,000   $ 17,928,000
                                                              ===========   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     Network Solutions, Inc. ("the Company") currently acts as the exclusive registrar of Internet domain names within the .com, .org, .net and .edu top level domains ("TLDs") pursuant to a cooperative agreement (the "Cooperative Agreement") with the National Science Foundation ("NSF"). Domain names are used to identify a unique site or presence on the Internet. As registrar of these TLDs, the Company registers new domain names and is responsible for the maintenance of the master file of domain names including daily updates to the Internet. The Company also provides enterprise network consulting services, focusing on network engineering, network and systems security and network management solutions for commercial customers.

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

NOTE 3 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS computations for continuing operations:

                                                      INCOME         SHARES       PER SHARE
                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                    -----------   -------------   ---------
Three Months Ended June 30, 1998
--------------------------------------------------
Basic.............................................  $2,463,000     15,895,000       $0.15
                                                                                    =====
Dilutive securities:
  Outstanding options.............................          --        848,000
                                                    ----------     ----------
Diluted...........................................  $2,463,000     16,743,000       $0.15
                                                    ==========     ==========       =====
Three Months Ended June 30, 1997
--------------------------------------------------
Basic.............................................  $  740,000     12,500,000       $0.06
                                                                                    =====
Dilutive securities:
  Outstanding options.............................          --         91,000
                                                    ----------     ----------
Diluted...........................................  $  740,000     12,591,000       $0.06
                                                    ==========     ==========       =====

                                                      INCOME         SHARES       PER SHARE
                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                    -----------   -------------   ---------
Six Months Ended June 30, 1998
--------------------------------------------------
Basic.............................................  $4,512,000     15,811,000       $0.29
                                                                                    =====
Dilutive securities:
  Outstanding options.............................          --        632,000
                                                    ----------     ----------
Diluted...........................................  $4,512,000     16,443,000       $0.27
                                                    ==========     ==========       =====
Six Months Ended June 30, 1997
--------------------------------------------------
Basic.............................................  $1,256,000     12,500,000       $0.10
                                                                                    =====
Dilutive securities:
  Outstanding options.............................          --         91,000
                                                    ----------     ----------
Diluted...........................................  $1,256,000     12,591,000       $0.10
                                                    ==========     ==========       =====

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for diluted EPS are weighted for the period the underlying options were outstanding.

NOTE 4 -- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of accumulated other comprehensive income are reported net of income taxes for the six months ended June 30, 1998 as follows:

                                                                               ACCUMULATED
                                                                                  OTHER
                                                           UNREALIZED GAINS   COMPREHENSIVE
                                                            ON SECURITIES        INCOME
                                                           ----------------   -------------
Pre-tax amount...........................................      $367,000         $367,000
Income tax...............................................       145,000          145,000
                                                               --------         --------
Net of tax amount........................................      $222,000         $222,000
                                                               ========         ========

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

INTERNET GOVERNANCE

     On June 5, 1998, the U.S. government published in the Federal Register a statement of policy entitled "Management of Internet Names and Addresses," informally called the "White Paper" (the "Statement of Policy"). The Statement of Policy invites private sector Internet stakeholders to work together to form a new private, not-for-profit corporation to oversee policy for the Internet name and address system. Following the publication of the Statement of Policy, the International Forum for the White Paper (the "IFWP"), an ad hoc coalition of Internet stakeholders, was initiated to coordinate international meetings for stakeholders to discuss the transition of the domain name system ("DNS") administration to the private sector. The IFWP is seeking to establish a consensus among the stakeholders on a framework under which the new corporation will be formed and operate. The Statement of Policy states that the U.S. government and the Company will hold discussions about the terms and conditions of the ramp down of the Cooperative Agreement and sets forth certain of the government's expectations with regard to the Company's actions that will be required to permit the development of competition in domain name registration. It is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the transition of DNS administration to the private sector and, if it does, the effect of such transition and private sector administration of the DNS on the Company. It is also impossible to predict at this time the outcome of discussions between the Company and the government concerning the terms and conditions of the ramp down of the Cooperative Agreement.

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

OVERVIEW

     The Company currently acts as the exclusive registrar of Internet domain names within the .com, .org, .net and .edu TLDs pursuant to the Cooperative Agreement with the NSF. Domain names are used to identify a unique site or presence on the Internet. As registrar to these TLDs, the Company registers new domain names and is responsible for the maintenance through daily updates of the master file of domain names. A pioneer in Internet technology since 1979, the Company also provides enterprise network consulting services, focusing on network engineering, network and systems security and network management solutions for commercial customers. The Company's consulting services division delivers full life cycle network engineering and consulting for a broad range of companies including major financial institutions and multinational oil and gas corporations. The Company also develops internally and together with other companies new technology, products and services that may be offered in conjunction with the Company's domain name registration and consulting services.

     Registration Services. In December 1992, the Company entered into the Cooperative Agreement with the NSF under which the Company was to provide Internet domain name registration services for five TLDs: .com, .org, .net, .edu and .gov. These "registration services" include domain name registration and renewal, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month "flexibility period" through September 30, 1998. The Cooperative Agreement is subject to review by the NSF and may be terminated by the NSF at any time at its discretion or by mutual agreement. The NSF has stated that it will not be re-awarding a cooperative agreement at the end of the flexibility period.

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

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by the Company is required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, is not recognized as revenue by the Company. The Company has reflected these funds, along with the appropriate percentage of net accounts receivable, as restricted assets and has recorded an equivalent, related current liability. The Company maintains the cash received relating to the set aside funds in a separate interest bearing account. This restricted cash at December 31, 1997 and June 30, 1998 was approximately $23,512,000 and $39,564,000, respectively. The set aside funds, plus any interest earned, are intended to be disbursed at the direction of the NSF. Future collection or disbursement of these set aside funds will have no significant effect on the Company's business, net financial position or results of operations.

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

     In order to provide prompt access to new domain names on the Internet, the Company generally invoices customers and permits them to pay their registration fees after their domain names are registered. The Company's experience has been that, for the period from September 1995 through June 1998, approximately 30% of new registrations have ultimately been deactivated for non-payment. The Company believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring registration for such names at a profit. Such transferors have a greater tendency than other customers to default on their registration fees. As a consequence, the Company has recorded a comparable provision for uncollectible accounts in determining net registration revenue. This 30% provision has been consistently applied for the period from September 1995 through June 1998 and is considered adequate by the Company.

     Registration fees charged to end users for registration services, net of any 30% set aside funds, are recognized as revenue evenly over the registration term. For example, the Company recognizes $70 (for registrations prior to April 1, 1998 this represents the $100 fee less $30 set aside) on a straight-line basis over the two-year services period for each initial domain name registration, equivalent to $35 per year. Renewals of domain name registrations are recorded as revenue based upon $35 (for renewals prior to April 1, 1998 this represents the $50 fee less $15 set aside) recognized on a straight-line basis over the one-year services period. This "subscription-based" model defers revenue recognition until the Company provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At June 30, 1998, the Company had net deferred revenue of $89.0 million.

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

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 103% from $10.1 million for the three months ended June 30, 1997 to $20.5 million for the three months ended June 30, 1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD. Net revenue from registration services increased 121% from $8.6 million for the three months ended June 30, 1997 to $19.0 million for the three months ended June 30, 1998. Net new registrations increased 91% from 232,000 for the three months ended June 30, 1997 to 443,000 for the three months ended June 30, 1998. This also represents a 30% increase over the 340,000 net new registrations for the three months ended March 31, 1998. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations as of June 30, 1997 were 1,040,000 as compared to 2,289,000 as of June 30, 1998, for a 120%
increase. In addition, this growth in cumulative net registrations is a 23% increase in the Company's entire customer base since March 31, 1998.

     Net revenue from consulting services was $1.5 million for the three months ended June 30, 1998 and 1997. While flat in comparison to the same period in the prior year, this represents a 50% increase in net revenue from consulting services from the three months ended March 31, 1998. NationsBanc accounted for $497,000 or 4.9% of the Company's total net revenue for the three months ended June 30, 1997 and $561,000 or 2.7% of the Company's total net revenue for the three months ended June 30, 1998.

     Net revenue increased 97% from $18.7 million for the six months ended June 30, 1997 to $37.0 million for the six months ended June 30, 1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD. Net revenue from registration services increased 127% from $15.2 million for the six months ended June 30, 1997 to $34.5 million for the six months ended June 30, 1998. The provision for uncollectible accounts used in determining net new registration revenue for the six months ended June 30, 1997 and 1998 was consistently applied at a rate of 30%.

     Net registrations increased 81% from 413,000 for the six months ended June 30, 1997 to 748,000 for the six months ended June 30, 1998.

     Net revenue from consulting services decreased 29% from $3.5 million for the six months ended June 30, 1997 to $2.5 million for the six months ended June 30, 1998. This was primarily attributable to a reduction in business from NationsBanc, which accounted for $1.5 million or 7.8% of the Company's total net revenue for the six months ended June 30, 1997 and $1.1 million or 3.0% for the six months ended June 30, 1998, as well as the completion of other fixed period contracts in late 1997.

     During the three and six months ended June 30, 1998, the consulting services division continued to add new leadership in sales and operations and retained additional technical consultants. In addition, the division continued to emphasize its efforts targeted at lead generation and regional sales and marketing programs by opening offices in New York City and Atlanta, Georgia. Consulting services' proposal activities remain strong although the sales closure cycle has been longer than anticipated.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 43% from $6.1 million for the three months ended June 30, 1997 to $8.8 million for the three months ended June 30, 1998. The increase was primarily driven by the growth of the Company's registration business which experienced additional outsourcing costs of $1.4 million in support of the Company's invoicing, collection and processing activities and additional depreciation charges and equipment expenditures of $766,000. In June 1997, the Company opened a 31,200 square foot facility to support its Internet business operations and in January 1998, the Company signed an agreement to lease an additional 9,100 square feet at the same location. The Company continues to invest in improvements to the back office component of its domain name registration business including investments in additional hardware, software, staffing and facilities and currently anticipates that it will continue to make significant investments in its back office for the foreseeable future.

     As a percentage of net revenue, cost of revenue decreased from 61.0% for the three months ended June 30, 1997 to 42.9% for the three months ended June 30, 1998. This decrease primarily reflects economies of scale that the Company has continued to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Cost of revenue increased 41% from $11.4 million for the six months ended June 30, 1997 to $16.1 million for the six months ended June 30, 1998. This increase was driven by a $2.5 million increase in outsourcing costs and $1.8 million in additional depreciation charges and equipment expenditures primarily associated with supporting the growth of the Company's registration services business.

     As a percentage of net revenue, cost of revenue decreased from 61.1% for the six months ended June 30, 1997 to 43.7% for the six months ended June 30, 1998 reflecting economies of scale achieved in the Company's registration business.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of the Company's products, services and technologies. Research and development expenses increased 100% from $407,000 for the three months ended June 30, 1997 to $815,000 for the three months ended June 30, 1998. To date, all significant research and development costs have been expensed as incurred. The Company expects that the level of research and development expenses will continue to increase in the near future in terms of absolute dollars as the Company invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses were 4.0% for the three months ended June 30, 1997 and 1998.

     Research and development expenses increased 114% from $718,000 for the six months ended June 30, 1997 to $1.5 million for the six months ended June 30, 1998. As a percentage of net revenue, research and development expenses increased from 3.8% for the six months ended June 30, 1997 to 4.2% for the six months ended June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, corporate services from Science Applications International Corporation ("SAIC"), legal and other professional costs and amortization of goodwill associated with the Company's acquisition by SAIC. Selling, general and administrative expenses increased 222% from $2.5 million for the three months ended June 30, 1997 to $8.0 million for the three months ended June 30, 1998. The increase is primarily attributable to increases in marketing and business development expenses of $3.7 million including television and on-line advertising and a targeted direct mail campaign. The Company expects that the level of marketing and business development expenses will increase in the near future as the Company continues to promote the value of a dot com Web address, future value-added services, and international channel development.

     As a percentage of net revenue, selling, general and administrative expenses increased from 24.7% for the three months ended June 30, 1997 to 39.1% for the three months ended June 30, 1998.

     Selling, general and administrative expenses increased 196% from $4.8 million for the six months ended June 30, 1997 to $14.2 million for the six months ended June 30, 1998. The increase was attributable to a $5.0 million increase in marketing and business development expenses, increased staffing expenses of $1.7 million and an increase in legal and other professional costs of $1.8 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 25.6% for the six months ended June 30, 1997 to 38.4% for the six months ended June 30, 1998.

     Interest Income. The Company had net interest income of $335,000 for the three months ended June 30, 1997 as compared to $1.4 million for the three months ended June 30, 1998.

     The Company had net interest income of $484,000 for the six months ended June 30, 1997 as compared to $2.7 million for the six months ended June 30, 1998. The increase for both the three month and six month comparisons is attributable to the investment of the net proceeds of the Company's stock offering as well as positive cash flow resulting from increasing domain name registrations.

     Income Taxes. The provision for income taxes was 46% of pretax earnings, or $629,000 for the three months ended June 30, 1997, and 42% or $1.8 million for the three months ended June 30, 1998.

     The provision for income taxes was 45% of pretax earnings, or $1.0 million for the six months ended June 30, 1997, and 42%, or $3.3 million for the six months ended June 30, 1998. The difference between the effective rates for both periods presented is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by the Company over five years and is associated with the acquisition of the Company by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $17.9 million and its short-term investments of $79.5 million, which when combined represent an increase of $16.1 million from the December 31, 1997 balance in those accounts. The Company also has $6.4 million of marketable securities held as long term investments as of June 30, 1998.

     At June 30, 1998, the Company's cumulative net obligation to SAIC for intercompany activity was $2.4 million, a net increase of $1.1 million from December 31, 1997. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of the Company. The Company currently reimburses SAIC for intercompany activity on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, the Company now generally remits income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     Cash provided by operations was $19.9 million for the six months ended June 30, 1998. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition ratably over the two- and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the subsequent tax liabilities.

     Investing activities totalled $49.7 million for the six months ended June 30, 1998, of which $39.3 million was net purchases of short-term investments and $6.0 million of long-term investments. These investments are primarily comprised of commercial investment grade securities.

     The Company believes that its existing cash balance, investments and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least the next 12 to 18 months.

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

     Potential Fluctuations in Quarterly Results. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to, developments in Internet governance, increased competition, through the introduction of competing TLDs or competing registrars in .com, .org or .net or otherwise, variations in the number of requests for domain name registrations, demand for the Company's services, introduction or enhancements of services by the Company or its competitors, market acceptance of new service offerings, costs associated with providing domain name registration services, litigation costs, adverse results of litigation, termination or completion of contracts in the Company's consulting services business or failure to obtain additional contracts in its consulting services business, patterns of growth in the use of and interest in the Internet and general economic conditions. Operating results would be adversely affected by a downturn in the market for domain name registrations or a failure to maintain existing or obtain anticipated contracts in its consulting services business. Because the Company expects an increase in its operating expenses for personnel, back office infrastructure and marketing and business development, the Company would be materially and adversely affected if its revenues did not correspondingly increase.

     Uncertainty of Internet Governance and Regulation. On February 20, 1998, the U.S. government published in the Federal Register "A Proposal to Improve Technical Management of Internet Names and Addresses" (the "Proposed Rule") to provide notice and seek public comment on a proposal to improve the technical management of Internet names and addresses. The proposal suggested the creation of a representative not-for-profit corporation to manage those functions that should be coordinated. The proposal also suggested that steps be taken, in an orderly fashion, to move to more competitive markets in those functional areas that can be market driven. Comments on the proposed rule revealed substantial differences regarding how the domain name system ("DNS") should evolve and elicited competing proposals concerning DNS management. Because of the public comment and "the continued rapid technological development of the Internet," the U.S. government determined that it should issue a general statement of policy rather than define or impose a substantive regulatory regime for the DNS. Accordingly, on June 10, 1998, the U.S. government published in the Federal Register a statement of policy entitled "Management of Internet Names and Addresses," informally called the "White Paper" (the "Statement of Policy").

     Several proposals advanced in the Proposed Rule were eliminated in the Statement of Policy including, but not limited to, proposals relating to specific requirements for the membership of the new corporation, the creation during a transition period of a specified number of new generic TLDs and minimum dispute resolution and other procedures related to trademarks.

     The Statement of Policy invites private sector Internet stakeholders to work together to form a new private, not-for-profit corporation to oversee policy for the Internet name and address system. The Statement of Policy states that the new corporation should be headquartered and incorporated in the United States and have a Board of Directors from around the world. The Statement of Policy provides that in making a decision to enter into an agreement to establish a process to transfer U.S. government oversight of the DNS to the new entity, the U.S. government will be guided by, and consider the entity's commitment to, the principles of stability, competition, private bottom-up coordination and representation. The Statement of Policy provides that to the extent that the new corporation is established and operationally stable, September 30, 2000 is the "outside date" for the transition to the private sector of DNS administration to be complete.

     The Statement of Policy provides that the new corporation ultimately should have the authority to (1) set policy for and direct allocation of Internet Protocol number blocks to regional Internet number registries; (2) oversee operation of the authoritative Internet root server system; (3) oversee policy for determining the circumstances under which any new TLDs are added to the root system; and (4) coordinate the assignment of other Internet technical parameters as needed to maintain universal connectivity on the Internet.

     Following the publication of the Statement of Policy, the International Forum for the White Paper (the "IFWP"), an ad hoc coalition of Internet stakeholders including internet service providers, content developers, trademark owners, networkers, intergovernmental groups, policy experts, end-users and others, was initiated to coordinate international meetings for stakeholders to discuss the transition of DNS administration to the private sector as outlined in the Statement of Policy. The IFWP is seeking to establish a consensus among the stakeholders on a framework under which the new corporation will be formed and operate. The IFWP has held three meetings to date, in which the Company has been an active participant. The U.S. government has stated that if the private sector does not demonstrate by September 30, 1998, sufficient progress towards implementing the recommendations of the Statement of Policy, the government may assume a more active role in defining the future of DNS administration. There is a risk that failure to achieve consensus through the IFWP process could, among other things, prevent or delay the implementation of a coordinated process for transitioning DNS administration to the private sector. There is also a risk that any consensus that is reached or, if no consensus is reached, any action taken by the government, could produce consequences that are not favorable to the Company or not consistent with the Company's current or future plans. There is a further risk that any consensus that is reached, any policies or programs adopted by the new corporation or any actions taken by the government could be challenged. If the new corporation is formed, there is a risk that the U.S. government will not agree to transfer to it oversight of DNS policy. There is also a risk that the new corporation will adopt or promote policies or programs that are not favorable to the Company or not consistent with the Company's current or future plans. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations through a direct effect on the Company's operations or through continued uncertainty about future Internet governance or a disruption to the administration, effective operation, or maintenance and expansion of the Internet, in general, or the domain name registration system, in particular.

     The Statement of Policy states that the U.S. government and the Company will hold discussions about the terms and conditions of the ramp down of the Cooperative Agreement and sets forth certain of the government's expectations with regard to the Company's actions that will be required to permit the development of competition in domain name registration. There is a risk that an agreement may not be reached between the Company and the government or that any such agreement may contain provisions that are not favorable to the Company or not consistent with the Company's current or future plans. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     It is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the transition of DNS administration to the private sector and, if it does, the effect of such transition and private sector administration of the DNS on the Company. It is also impossible to predict at this time the outcome of discussions between the Company and the government concerning the terms and conditions of the ramp down of the Cooperative Agreement. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. A principal objective expressed in the Statement of Policy is the introduction of competition into the technical management of Internet names and addresses. This could include, among other things, competition among registrars within a single TLD and competition among existing and new TLDs. The Company currently faces competition in the domain name registration business from registries for country codes, third level domain name providers such as Internet access providers and registries of TLDs other than those TLDs currently being registered by the Company. A number of entities have already begun to offer competing registration services using other TLDs. Future competition in the Company's domain name registration business could come from many different companies, including, but not limited to, major telecommunications firms, cable companies and Internet access providers. Such entities have core capabilities to deliver registration services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Other companies with some or all of these capabilities may also enter the registration business. Also emerging is a growing contingent of domain name resellers. The

Company's position as the leading registrar of domain names could be materially and adversely affected by the emergence of any of the foregoing competitors and potential competitors, many of which have longer operating histories and significantly greater name recognition and greater financial, technical, marketing, distribution and other resources than the Company. In addition, the Company's revenue and registration fees could be reduced due to increased competition or pricing pressures. For example, other entities may bundle domain name registrations with other products or services, effectively providing such registration services for free. The Company believes that it is well positioned to succeed in a more competitive environment. However, the introduction of additional competition into the domain name registration business could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company faces substantial competition in its consulting services business and in the development and distribution of future products and services for the Internet-based services markets.

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

     Year 2000. The Company is in the process of assessing the potential effects of the "Year 2000" millenium change on the Company's internal computer software applications and systems and on the Company's business in general. Based on its initial assessment to date, the Company believes that its internal mission critical systems are Year 2000 compliant. The Company, in its normal course of business, anticipates replacing or upgrading, prior to the millenium change, portions of these systems with new systems which will also be Year 2000 compliant. At this time, the Company believes that its incremental remediation costs, if any, needed to make its systems Year 2000 compliant are not material. Failure of any new system to be Year 2000 compliant despite the vendors' assurances, or a failure to fully identify or remediate any Year 2000 problems in the Company's systems which are not being replaced or upgraded could have a material adverse effect on the Company's business, financial condition or results of operations.

     In addition, the Company is contacting its hardware and software suppliers and other significant suppliers, service providers, outsourcing vendors and other contracting parties to determine the extent to which such third parties' systems and products are or will be Year 2000 compliant. At the present time, the Company does not expect Year 2000 issues of such third parties to materially affect the Company's services. Furthermore, the Company's business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on the software applications and systems of third parties on which the Company's systems rely or to which they are connected, including other Internet-related companies, such as Internet web hosting companies, Internet access providers, Internet root server operators and the companies that maintain the Internet "backbone." The Company can give no assurances that the systems of such companies will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance will not have a material adverse effect on the Company. To the extent that the normal operation of the Internet is disrupted by the Year 2000 millenium change, the Company's business, financial condition or results of operations could be materially and adversely affected.

     Technological Change and Additional Technology, Products and Services. The Company's future financial success will be highly dependent upon its ability to develop and commercialize in a timely manner new technology, products and services that can be offered in conjunction with the Company's current domain name registration and consulting services and that can meet the changing requirements of its current and future customers. The market for such technology, products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new Intranet and Internet-related products and services. Generally, the successful development and commercialization of new technology, products and services involves many risks, including the identification of new Intranet and Internet-related product and service opportunities, the successful completion of the development process, and the identification, retention and hiring of appropriate research, development and technical personnel. There can be no assurance that the Company can successfully identify new product and service opportunities and develop and bring to market in a timely manner new technologies, products or services, or that technologies, products or services developed by others will not render those of the Company noncompetitive or obsolete. Failure by the Company to develop new technologies, products or services and bring them to market in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     Intellectual Property Rights. If it were determined that the Company does not have ownership rights in its database of information relating to customers in its registration business or if the Company is unable to protect such rights in this database or is required to share the database with potential competitors, there could be a material adverse effect on the Company's business, financial condition and results of operations. The U.S. government states in the Statement of Policy that "the U.S. Government expects [the Company] to agree to make available on an ongoing basis appropriate databases, software, documentation thereof, technical expertise, and other intellectual property for DNS management and shared registration of domain names." If certain of the Company's software and data generated which is proprietary to the Company were to be provided to the new corporation and in turn provided to competing registries or registrars, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

     Shares Eligible for Future Sale. SAIC owns 100% of the Company's outstanding Class B common stock, which, as of August 7, 1998, represented approximately 74.3% of the outstanding common stock of the Company. A decision by SAIC to sell such shares could materially and adversely affect the market price of the Class A common stock. The Company and SAIC have entered into a registration rights agreement which requires the Company to effect a registration statement covering some or all of the shares of Class A common stock to be owned by SAIC upon conversion of the Class B common stock owned by SAIC and any other shares of Class A common stock otherwise acquired by SAIC, subject to certain terms and conditions. The Company has agreed to indemnify SAIC in connection with any such registration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of August 1, 1998, the Company was a defendant in three lawsuits involving domain name disputes between trademark owners and domain name holders. The Company is drawn into such disputes, in part, as a result of claims by trademark owners that the Company is legally required, upon request by a trademark owner, to terminate the right the Company granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. Further, trademark owners also have alleged that the Company should be required to monitor future domain name registrations and to reject registrations of domain names which are identical or allegedly similar to the trademark owners' federally registered trademarks. The holders of the domain name registrations in dispute have, in turn, questioned the Company's right, absent a court order, to take any action which suspends their use of the domain names in question. Although 43 out of approximately 4,000 of these situations have resulted in suits actually naming the Company as a defendant, as of August 1, 1998, no award of damages has ever been made against the Company. The Company believes that it has meritorious defenses and vigorously defends itself against these claims from both sides.

     On June 27, 1997, SAIC received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") issued in connection with an investigation to determine whether there is, has been, or may be an antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and the Company relating to their Internet registration business. The Company cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action may ultimately be filed by the DOJ, or the form of relief that might be sought. Any such relief from such a suit could have a material adverse effect on the Company's business, financial condition and results of operations.

     On March 20, 1997, PG Media, Inc., a New York-based corporation ("PG Media"), filed a lawsuit against the Company in the United States District Court, Southern District of New York alleging that the

Company had restricted access to the Internet by not adding PG Media's requested TLDs to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to include reference to PG Media's TLDs and name servers in the root zone file administered by the Company under the Cooperative Agreement. The Company answered the complaint. In June 1997, the Company received written direction from the NSF not to take any action which would create additional TLDs or to add any new TLDs to the Internet root zone until the NSF provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. On May 14, 1998, PG Media served the Company with a motion for a preliminary injunction against both defendants. The motion sought a hearing before the court on June 8, 1998 to compel both defendants to add PG Media's TLDs to the Internet root zone within 30 days. The Company believes that it has meritorious defenses and intends to vigorously defend itself against such motion and the claims of PG Media. Although the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiff's theory could have a material adverse effect on the Company's business, financial condition and results of operations. On July 20, 1998, a hearing on all parties' cross-motions for summary judgment occurred. The issue before the Court is the NSF's authority to control the Internet's root zone system. The Court has taken the issue under advisement and no date has been indicated for the issuance of the decision.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs originally alleged violations of the Competition in Contracting Act ("CICA"), the Sherman Act and the U.S. Constitution. Following the filing of motions to dismiss by the defendants, the plaintiffs filed an amended complaint on January 30, 1998, dropping the cause of action based upon CICA, but adding alleged violations of the Administrative Procedures Act and the Independent Offices Appropriations Act. The plaintiffs also filed a motion for preliminary injunctive relief against the NSF concerning the "Intellectual Infrastructure Fund." On February 2, 1998, the United States District Court, District of Columbia, issued an order granting the plaintiffs' motion for a preliminary injunction, enjoining the NSF from spending any of the money collected by the Company for the Intellectual Infrastructure Fund. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against the Company seeking several items of relief. On February 24, 1998, the Company and the NSF filed motions to dismiss the amended complaint. Also on February 24, the plaintiffs filed a motion for partial summary judgment concerning the Intellectual Infrastructure Fund. The plaintiffs' motion for preliminary injunction against the Company and partial summary judgment against the NSF, and both motions to dismiss were heard before the Court on March 17, 1998. On April 6, 1998, the Court issued its opinion, granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The Court also granted the Company's motion to dismiss all other counts (II through X) and, simultaneously, denied the plaintiffs' preliminary injunction motion against the Company. Subsequently, the NSF appealed the February 2, 1998 preliminary injunction against it. On April 30, 1998, Congress passed H.R. 3579, which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the NSF to deposit the entire fund into the U.S. Treasury. On May 5, 1998, the NSF filed a motion to vacate the preliminary injunction and to dismiss the case. On June 4, 1998, the plaintiffs filed a Notice of Appeal on the Court's dismissal of counts II through X and on the Court's denial of plaintiffs' motion for preliminary injunction against the Company. On July 27, 1998, the United States Court of Appeals for the District of Columbia Circuit dismissed the plaintiffs' appeal of the Court's dismissal of counts II through X at this juncture in the case. Currently, all motions and the plaintiffs' remaining appeal are pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders was held on May 19, 1998 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on four matters:
(i) the election of nine directors; (ii) the approval of the Company's 1997 Employee Stock Purchase Plan; (iii) the approval of the Company's 1996 Stock Incentive Plan, as amended; and (iv) the ratification of the appointment of Price Waterhouse LLP (effective July 1, 1998, PricewaterhouseCoopers LLP) as the Company's independent accountants for the period ending December 31, 1998. The stockholders elected management's nominees as the directors in an uncontested election, approved the Company's 1997 Employee Stock Purchase Plan and 1996 Stock Incentive Plan and ratified the appointment of Price Waterhouse LLP as the Company's independent accountants by the following votes, respectively:

     (i) Election of directors:

                         DIRECTOR                            VOTES FOR    VOTES WITHHELD
                         --------                           -----------   --------------
Gabriel A. Battista.......................................  122,306,075       5,150
Michael A. Daniels........................................  122,306,275       4,950
Donald N. Telage..........................................  122,305,975       5,250
J. Robert Beyster.........................................  122,305,575       5,650
Craig I. Fields...........................................  122,305,375       5,850
John E. Glancy............................................  122,304,775       6,450
J. Dennis Heipt...........................................  122,304,775       6,450
William A. Roper, Jr......................................  122,305,075       6,150
Stratton D. Sclavos.......................................  122,305,375       5,850

     (ii) Approval of 1997 Employee Stock Purchase Plan ("1997 Plan"):

                                                    VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                                   -----------   -------------   -----------
1997 Plan........................................  120,563,069      154,815        11,120

     (iii) Approval of 1996 Stock Incentive Plan ("1996 Plan"):

                                                    VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                                   -----------   -------------   -----------
1996 Plan........................................  120,094,202      652,187        11,825

     (iv) Ratify Appointment of Price Waterhouse LLP:

                                                    VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                                   -----------   -------------   -----------
Ratify Appointment...............................  122,302,333       4,400          4,492

     For further discussion of these matters, see the Company's definitive Proxy Statement for the May 19, 1998 Annual Meeting of Stockholders, which was filed with the Commission on April 14, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- See Exhibit Index

(b) Reports on Form 8-K -- None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK SOLUTIONS, INC.

Date: August 14, 1998                     By   /s/ ROBERT J. KORZENIEWSKI
                                            ------------------------------------
                                                   Robert J. Korzeniewski
                                                  Chief Financial Officer
                                                            and
                                                    Authorized Signatory

                                 EXHIBIT INDEX

                            NETWORK SOLUTIONS, INC.

EXHIBIT
  NO.                      DESCRIPTION OF EXHIBITS
-------                    -----------------------
27.1     Financial Data Schedule