Form 10-Q
period 1998-09-30
NETWORK SOLUTIONS INC /DE/
filed 1998-11-17
CIK 1030341

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22967

                            NETWORK SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                      52-1146119
 (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER
     OF INCORPORATION OR            IDENTIFICATION NO.)
         ORGANIZATION)

                             505 HUNTMAR PARK DRIVE
                            HERNDON, VIRGINIA 20170
                                 (703)742-0400
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     As of November 6, 1998, the Registrant had 4,168,202 shares of Class A common stock, $0.001 par value per share, issued and outstanding, and 11,925,000 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Statements of Financial Position as of December
            31, 1997 and September 30, 1998 (unaudited)...............    3
          Unaudited Condensed Statements of Operations for the three
            and nine months ended September 30, 1997 and 1998.........    4
          Unaudited Condensed Statements of Changes in Stockholders'
            Equity for the nine months ended September 30, 1998.......    5
          Unaudited Condensed Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1998..................    6
          Notes to Condensed Financial Statements.....................    7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................    9

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   27
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   28
Item 2.   Changes in Securities and Use of Proceeds...................   29
Item 6.   Exhibits and Reports on Form 8-K............................   30
Signature ............................................................   31
Index to Exhibits.....................................................   32

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 41,146,000   $  9,124,000
  Short-term investments, marketable securities.............    40,200,000    107,876,000
  Accounts receivable, net..................................     5,792,000     13,922,000
  Prepaids and other assets.................................     1,005,000      1,512,000
  Deferred tax asset........................................    20,153,000     30,941,000
  Restricted assets.........................................    25,873,000        627,000
                                                              ------------   ------------
Total current assets........................................   134,169,000    164,002,000
Furniture and equipment, net................................     6,146,000      9,579,000
Long-term investments, marketable securities................            --      6,272,000
Deferred tax asset..........................................     8,128,000     11,292,000
Goodwill, net...............................................     1,177,000        770,000
                                                              ------------   ------------
Total Assets................................................  $149,620,000   $191,915,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  6,426,000   $ 15,565,000
  Due to parent.............................................     1,250,000      2,587,000
  Income taxes payable......................................     5,042,000      3,090,000
  Current portion of capital lease obligations..............       842,000        861,000
  Deferred revenue, net.....................................    43,789,000     77,766,000
  Internet fund liability...................................    25,873,000        627,000
                                                              ------------   ------------
Total current liabilities...................................    83,222,000    100,496,000
Capital lease obligations...................................     1,081,000        436,000
Long-term deferred revenue, net.............................    17,662,000     28,964,000
                                                              ------------   ------------
Total liabilities...........................................   101,965,000    129,896,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; none issued and outstanding in 1997 and 1998...            --             --
  Class A common stock, $.001 par value; authorized
     100,000,000 shares;
     3,795,000 and 4,139,838 issued and outstanding in 1997
     and 1998...............................................         4,000          4,000
  Class B common stock, $.001 par value; authorized
     30,000,000 shares;
     11,925,000 issued and outstanding in 1997 and 1998.....        12,000         12,000
  Additional paid-in capital................................    56,451,000     63,147,000
  Accumulated deficit.......................................    (8,812,000)    (1,295,000)
  Accumulated other comprehensive income....................            --        151,000
                                                              ------------   ------------
Total stockholders' equity..................................    47,655,000     62,019,000
                                                              ------------   ------------
Total Liabilities and Stockholders' Equity..................  $149,620,000   $191,915,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1997          1998          1997          1998
                                            -----------   -----------   -----------   -----------
Net revenue...............................  $12,172,000   $25,427,000   $30,896,000   $62,395,000
Cost of revenue...........................    7,033,000    10,312,000    18,468,000    26,451,000
                                            -----------   -----------   -----------   -----------
Gross profit..............................    5,139,000    15,115,000    12,428,000    35,944,000
Research and development expenses.........      377,000     1,353,000     1,095,000     2,893,000
Selling, general and administrative
  expenses................................    3,105,000    10,248,000     7,893,000    24,438,000
Interest income...........................     (570,000)   (1,680,000)   (1,054,000)   (4,423,000)
Other expenses............................           --        26,000            --        93,000
                                            -----------   -----------   -----------   -----------
Income before income taxes................    2,227,000     5,168,000     4,494,000    12,943,000
Provision for income taxes................      995,000     2,163,000     2,006,000     5,426,000
                                            -----------   -----------   -----------   -----------
Net income................................  $ 1,232,000   $ 3,005,000   $ 2,488,000   $ 7,517,000
                                            ===========   ===========   ===========   ===========
Earnings per common share:
  Basic...................................  $      0.10   $      0.19   $      0.20   $      0.47
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.10   $      0.18   $      0.20   $      0.45
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                 CLASS A               CLASS B                         ACCUMULATED
                               COMMON STOCK          COMMON STOCK       ADDITIONAL        OTHER        RETAINED         TOTAL
                            ------------------   --------------------     PAID-IN     COMPREHENSIVE    EARNINGS     STOCKHOLDERS'
                             SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL        INCOME        (DEFICIT)       EQUITY
                            ---------   ------   ----------   -------   -----------   -------------   -----------   -------------
Balance, December 31,
  1997....................  3,795,000   $4,000   11,925,000   $12,000   $56,451,000                   $(8,812,000)   $47,655,000
Issuance of common stock
  pursuant to stock
  plans...................    344,838                                     4,456,000                                    4,456,000
Tax benefit associated
  with
  stock plans.............                                                2,240,000                                    2,240,000
Unrealized gain on
  securities..............                                                               $151,000                        151,000
Net income for the nine
  months ended September
  30, 1998................                                                                              7,517,000      7,517,000
                            ---------   ------   ----------   -------   -----------      --------     -----------    -----------
Balance, September 30,
  1998....................  4,139,838   $4,000   11,925,000   $12,000   $63,147,000      $151,000     $(1,295,000)   $62,019,000
                            =========   ======   ==========   =======   ===========      ========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  2,488,000   $  7,517,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     1,635,000      2,613,000
     Provision for uncollectible accounts receivable........     5,577,000      2,168,000
     Deferred income taxes..................................    (9,649,000)   (14,061,000)
     Tax benefit associated with stock plans................            --      2,240,000
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable...........       348,000    (10,298,000)
       Increase in prepaids and other assets................      (896,000)      (507,000)
       Increase in accounts payable and accrued
          liabilities.......................................     1,811,000      9,139,000
       Decrease in income taxes payable.....................            --     (1,952,000)
       Increase in deferred revenue.........................    25,156,000     45,279,000
                                                              ------------   ------------
       Net cash provided by operating activities............    26,470,000     42,138,000
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.......................    (1,254,000)    (5,639,000)
  Purchase of short-term investments, net...................   (28,321,000)   (67,676,000)
  Purchase of long-term investments.........................            --     (6,012,000)
                                                              ------------   ------------
       Net cash used in investing activities................   (29,575,000)   (79,327,000)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC................................     6,627,000      1,337,000
  Repayment of capital lease obligations....................            --       (626,000)
  Issuance of common stock pursuant to stock plans..........            --      4,456,000
                                                              ------------   ------------
       Net cash provided by financing activities............     6,627,000      5,167,000
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........     3,522,000    (32,022,000)
Cash and cash equivalents, beginning of period..............    15,540,000     41,146,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $ 19,062,000   $  9,124,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     Since 1993, Network Solutions, Inc. ("the Company") has acted as the exclusive registrar and registry of Internet domain names within the .com, .org,
 .net and .edu top level domains ("TLDs") under a cooperative agreement (as amended, the "Cooperative Agreement") with the National Science Foundation ("NSF") and, currently, the Department of Commerce's National Telecommunications and Information Administration ("NTIA"). Domain names are used to identify a unique site or presence on the Internet. As registrar and registry for these TLDs, the Company registers new domain names and is responsible for the maintenance and dissemination of the master file of domain names through daily updates to the Internet. The Company also provides enterprise network consulting services to large companies, focusing on network engineering, network and systems security and network management.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. Prior periods have been restated for comparative purposes.

NOTE 3 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

                                           INCOME          SHARES        PER SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                         -----------    -------------    ---------
THREE MONTHS ENDED SEPTEMBER 30, 1998
Basic..................................  $3,005,000      16,041,000        $0.19
                                                                           =====
Dilutive securities:
  Outstanding options..................          --         705,000
                                         ----------      ----------
Diluted................................  $3,005,000      16,746,000        $0.18
                                         ==========      ==========        =====
THREE MONTHS ENDED SEPTEMBER 30, 1997
Basic..................................  $1,232,000      12,502,000        $0.10
                                                                           =====
Dilutive securities:
  Outstanding options..................          --         118,000
                                         ----------      ----------
Diluted................................  $1,232,000      12,620,000        $0.10
                                         ==========      ==========        =====

                                           INCOME          SHARES        PER SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                         -----------    -------------    ---------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Basic..................................  $7,517,000      15,888,000        $0.47
                                                                           =====
Dilutive securities:
  Outstanding options..................          --         656,000
                                         ----------      ----------
Diluted................................  $7,517,000      16,544,000        $0.45
                                         ==========      ==========        =====
NINE MONTHS ENDED SEPTEMBER 30, 1997
Basic..................................  $2,488,000      12,501,000        $0.20
                                                                           =====
Dilutive securities:
  Outstanding options..................          --          99,000
                                         ----------      ----------
Diluted................................  $2,488,000      12,600,000        $0.20
                                         ==========      ==========        =====

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for diluted earnings per share are weighted for the period the underlying options were outstanding.

NOTE 4 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of accumulated other comprehensive income are reported net of income taxes for the nine months ended September 30, 1998 as follows:

                                                               ACCUMULATED
                                                                  OTHER
                                          UNREALIZED GAINS    COMPREHENSIVE
                                           ON SECURITIES         INCOME
                                          ----------------    -------------
Pre-tax amount..........................      $260,000          $260,000
Income tax..............................       109,000           109,000
                                              --------          --------
Net of tax amount.......................      $151,000          $151,000
                                              ========          ========

NOTE 5 -- RESTRICTED ASSETS

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by the Company is required to be set aside for the enhancement of the intellectual infrastructure of the Internet ("set aside funds") and, as such, is not recognized as revenue by the Company. The Company has reflected these set aside funds, along with the appropriate percentage of net accounts receivable as restricted assets, and has recorded an equivalent, related current liability. The Company maintains the cash received relating to the set aside funds in a separate interest bearing account. The set aside funds, plus any interest earned, are intended to be disbursed at the direction of the NSF. In September 1998, the Company disbursed $39.2 million out of this fund to the NSF at its direction, bringing cumulative disbursements since September 14, 1995 to $62.2 million.

     On March 12, 1998, the NSF and the Company amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998. Future disbursement of these set aside funds will have no significant effect on the Company's business, financial condition or results of operations. For purposes of the Company's statements of cash flows, amounts relating to these restricted assets and the Internet fund liability have been excluded in their entirety.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

INTERNET GOVERNANCE

     Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the NTIA. After a series of draft proposals and public comment periods, on June 10, 1998, the NTIA published in the Federal Register a plan referred to as the Statement of Policy or "White Paper," calling for the formation of a not-for-profit corporation to assume responsibility for administration of the domain name system ("DNS"), but which is not expected to perform actual registration of domain names either as a registrar or registry. The Statement of Policy invites private sector Internet stakeholders to work together to form a new private, not-for-profit corporation to oversee policy for the Internet name and address system. The Statement of Policy calls for a separation of the registry and registrar functions of the DNS, both of which functions are currently performed exclusively by the Company in the .com, .org, .net and .edu TLDs.

     As part of the process initiated by the Statement of Policy, several proposals were put forward to the NTIA on the establishment and governance of the not-for-profit corporation. A newly-formed U.S. based private not-for-profit corporation denoted the Internet Corporation for Assigned Names and Numbers ("ICANN") has submitted a series of proposals which is forming the basis of public discussion at a series of meetings one of which was held on November 14, 1998.

     As a result of these and other meetings and private negotiations, the process initiated by the Statement of Policy may result in U.S. Government recognition of ICANN as the not-for-profit corporation under the Statement of Policy. The NTIA plan calls for a phased transition of its responsibilities for the DNS to the not-for-profit corporation over the period ending on September 30, 2000. Despite the significant efforts undertaken to date, it is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the transition of DNS administration and, if it does, the effect on the Company of such transition.

     In October 1998, the Cooperative Agreement was amended (the "October 1998 Amendment") to extend its term through September 30, 2000. As the U.S. Government transitions its authority over the DNS to the not-for-profit corporation, corresponding obligations under the Cooperative Agreement may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and the Company. In the October 1998 Amendment, the Company and the NTIA agreed to a plan for the transition to a shared registration system, in which multiple registrars may register domain names with the single registry for each TLD, in a phased approach, the first phase of which is scheduled to be completed by March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I -- Item 1 -- Business -- Risk Factors" and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results" contained in the Company's 1997 Form 10-K, as filed with the SEC on March 31, 1998. In addition, set forth below under the heading "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the 1997 Form 10-K should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with the Company's 1997 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's common stock.

OVERVIEW

     The Company currently acts as the exclusive registrar and registry of Internet domain names within the .com, .org, .net and .edu TLDs pursuant to the Cooperative Agreement with the NTIA. Domain names are used to identify a unique site or presence on the Internet. As registrar and registry for these TLDs, the Company registers new domain names and is responsible for the maintenance and dissemination of the master file of domain names through daily updates to the Internet.

     The Company also delivers enterprise network consulting services to large companies that desire to establish or enhance their Internet presence or re-engineer legacy network infrastructures to accommodate the integration of both Internet connectivity and internal enterprise network ("Intranet"), technology into their information technology base. The Company's consulting services include network engineering, network and systems security and network management.

     Registration Services. In December 1992, the Company entered into the Cooperative Agreement with the NSF under which the Company was to provide Internet domain name registration services for five TLDs: .com, .org, .net, .edu and .gov. These registration services include domain name registration and annual re-registration, and, throughout the registration term, maintenance of, and unlimited modifications to, individual domain name records and updates to the master file of domain names. The Cooperative Agreement became effective January 1, 1993. It includes a three-month phase-in period, a five-year operational period (commencing April 1, 1993 and ending March 31, 1998), and a six-month flexibility period through September 30, 1998. Effective September 9, 1998, the NTIA took over the administration of the Cooperative Agreement from the NSF. In October 1998, the Cooperative Agreement was amended and extended until September 30, 2000.

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract (with an initial fee of 8%). Effective September 14, 1995, the NSF and the Company amended the Cooperative Agreement to require the Company to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net TLDs. Prior to April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual re-registration fee of $50 per year thereafter (collectively "registration fees"). The NSF paid the registration fees for domain names within the .edu and .gov TLDs through March 31, 1997. Commencing April 1, 1997, the Company agreed with the NSF to provide domain name services within the .edu and .gov TLDs free of charge. As of October 1, 1997, the Company no longer registers or administers domain names in the .gov TLD.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by the Company was required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, was not recognized as revenue by the Company. The Company has reflected these funds, along with the appropriate percentage of net accounts receivable, as restricted assets and has recorded an equivalent, related current liability. The Company maintains the cash received relating to the set aside funds in a separate interest bearing account. The set aside funds, plus any interest earned, are disbursed at the direction of the NSF. To date, the Company has disbursed $62.2 million to the NSF at their direction, and as of September 30, 1998, has a remaining restricted cash balance of approximately $627,000.

     On March 12, 1998, the NSF and the Company amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 are charged $70 for two years of registration services and an annual re-registration fee of $35 per year thereafter. This amendment has no effect on the revenue currently recognized on each registration ($70 for initial registrations and $35 for re-registrations), since the Company previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to the Company on a per registration basis does not change, the amount charged to customers declined.

     In order to provide prompt access to new domain names on the Internet, the Company generally invoices customers and permits them to pay their registration fees after their domain names are registered. The Company's experience has been that, for the period from September 1995 through September 1998, approximately 30% of new registrations have ultimately been deactivated for non-payment. The Company believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring registration for such names at a profit. Such resellers have a greater tendency than other customers to default on their registration fees. As a consequence, the Company has recorded a comparable provision for uncollectible accounts in determining net registration revenue. This 30% provision has been consistently applied for the period from September 1995 through September 1998 and is considered adequate by the Company.

     Registration fees charged to customers for registration services are recognized as revenue evenly over the registration term. For example, the Company recognizes $70 on a straight-line basis over the two-year service period for each $70 initial domain name registration, equivalent to $35 per year. Annual re-registrations of domain names are recorded as revenue based upon $35 recognized on a straight-line basis over the one-year service period. This subscription-based model defers revenue recognition until the Company provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At September 30, 1998, the Company had net deferred revenue of $106.7 million.

     Enterprise Network Consulting Services. Substantially all of the Company's enterprise network consulting services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

     The majority of the Company's enterprise network consulting services are provided to customers in the financial services industry. Bank America (formerly NationsBanc) is currently the Company's largest consulting services client, accounting for 49% of the Company's enterprise network consulting services business net revenue and 3.7% of the Company's total net revenue in the nine months ended September 30, 1998. NationsBanc originally contracted with the Company in 1993 and the Company currently provides network design and engineering services as well as a variety of project specific services under the contract.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 109% from $12.2 million for the three months ended September 30, 1997 to $25.4 million for the three months ended September 30, 1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD. Net revenue from registration services increased 116% from $10.7 million for the three months ended September 30, 1997 to $23.1 million for the three months ended September 30, 1998. Net new registrations increased 89% from 269,000 for the three months ended September 30, 1997 to 507,000 for the three months ended September 30, 1998. This also represents a 14% increase over the 443,000 net new registrations for the three months ended June 30, 1998. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations as of September 30, 1997 were 1,296,000 as compared to 2,777,000 as of September 30, 1998, for a 114% increase. In addition, this growth in cumulative net registrations is a 21% increase in the Company's entire customer base since June 30, 1998.

     Net revenue from enterprise network consulting services increased 53% from $1.5 million for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998. This also represents a 53% increase over the $1.5 million in enterprise network consulting services revenue for the three months ended June 30, 1998. NationsBanc accounted for $305,000 or 2.5% of the Company's total net revenue for the three months ended September 30, 1997 and $1.2 million or 4.7% of the Company's total net revenue for the three months ended September 30, 1998.

     Net revenue increased 102% from $30.9 million for the nine months ended September 30, 1997 to $62.4 million for the nine months ended September 30, 1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com TLD. Net revenue from registration services increased 123% from $25.9 million for the nine months ended September 30, 1997 to $57.7 million for the nine months ended September 30, 1998. Net new registrations increased 85% from 698,000 for the nine months ended September 30, 1997 to 1,290,000 for the nine months ended September 30,

1998. The provision for uncollectible accounts used in determining net new registration revenue for the nine months ended September 30, 1997 and 1998 was consistently applied at a rate of 30%.

     Net revenue from enterprise network consulting services decreased 6% from $5.0 million for the nine months ended September 30, 1997 to $4.7 million for the nine months ended September 30, 1998. NationsBanc accounted for $1.7 million or 5.5% of the Company's total net revenue for the nine months ended September 30, 1997 and $2.3 million or 3.7% for the nine months ended September 30, 1998.

     During the three and nine months ended September 30, 1998, the consulting services division continued to add new leadership in sales and operations and hired additional technical consultants. In addition, the division continued to emphasize its efforts targeted at lead generation and regional sales and marketing programs by opening offices in New York City and Atlanta, Georgia.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased from $7.0 million for the three months ended September 30, 1997 to $10.3 million for the three months ended September 30, 1998. This 47% increase was primarily driven by the growth of the Company's registration business which experienced additional outsourcing costs of $1.2 million in support of the Company's invoicing, collection and processing activities and additional direct labor charges of $795,000 related to systems engineering and operations.

     As a percentage of net revenue, cost of revenue decreased from 57.8% for the three months ended September 30, 1997 to 40.6% for the three months ended September 30, 1998. This decrease primarily reflects economies of scale that the Company has continued to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Cost of revenue increased from $18.5 million for the nine months ended September 30, 1997 to $26.5 million for the nine months ended September 30, 1998. This 43% increase was driven by a $1.8 million increase in labor, a $3.7 million increase in outsourcing costs and $2.6 million in additional depreciation charges and equipment expenditures primarily associated with supporting the growth of the Company's registration services business.

     As a percentage of net revenue, cost of revenue decreased from 59.8% for the nine months ended September 30, 1997 to 42.4% for the nine months ended September 30, 1998 reflecting economies of scale achieved in the Company's registration business.

     Research and Development Expenses. Research and development expenses consist primarily of compensation and consultant expenses to support the creation, development and enhancement of the Company's products, services and technologies. Research and development expenses increased 259% from $377,000 for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998. To date, all research and development costs have been expensed as incurred. The Company expects that the level of research and development expenses will continue to increase in the near future in terms of absolute dollars as the Company invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses increased from 3.1% for the three months ended September 30, 1997 to 5.3% for the three months ended September 30, 1998.

     Research and development expenses increased 164% from $1.1 million for the nine months ended September 30, 1997 to $2.9 million for the nine months ended September 30, 1998. As a percentage of net revenue, research and development expenses increased from 3.5% for the nine months ended September 30, 1997 to 4.6% for the nine months ended September 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, corporate services from Science Applications International Corporation ("SAIC"), legal and other professional costs and amortization of goodwill associated with the Company's 1995 acquisition by

SAIC. Selling, general and administrative expenses increased 230% from $3.1 million for the three months ended September 30, 1997 to $10.2 million for the three months ended September 30, 1998. The increase is primarily attributable to increases in marketing and business development expenses of $5.0 million including television, Internet banner advertising and targeted direct mail campaigns. The Company expects that the level of marketing and business development expenses will increase in the near future as the Company continues to promote the value of a .com Web address and other new Internet-based value-added services. The Company also plans to continue to develop its distribution channels, both domestically and internationally.

     As a percentage of net revenue, selling, general and administrative expenses increased from 25.5% for the three months ended September 30, 1997 to 40.3% for the three months ended September 30, 1998.

     Selling, general and administrative expenses increased 210% from $7.9 million for the nine months ended September 30, 1997 to $24.4 million for the nine months ended September 30, 1998. The increase was attributable to a $10.2 million increase in marketing and business development expenses, increased staffing expenses of $1.5 million and an increase in legal and other professional costs of $2.7 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 25.5% for the nine months ended September 30, 1997 to 39.2% for the nine months ended September 30, 1998.

     Interest Income. The Company had interest income of $570,000 for the three months ended September 30, 1997 as compared to $1.7 million for the three months ended September 30, 1998.

     The Company had interest income of $1.1 million for the nine months ended September 30, 1997 as compared to $4.4 million for the nine months ended September 30, 1998. The increase for both the three month and nine month comparisons is attributable to the investment of the net proceeds of the Company's initial public offering as well as positive cash flow resulting from increasing domain name registrations.

     Income Taxes. The provision for income taxes was 45% of pretax earnings, or $995,000 for the three months ended September 30, 1997, and 42% or $2.2 million for the three months ended September 30, 1998.

     The provision for income taxes was 45% of pretax earnings, or $2.0 million for the nine months ended September 30, 1997, and 42%, or $5.4 million for the nine months ended September 30, 1998. The difference between the effective rates for both periods presented is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by the Company over five years and is associated with the acquisition of the Company by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $9.1 million and its short-term investments of $107.9 million, which when combined represent an increase of $35.7 million from the December 31, 1997 balance in those accounts. The Company also has $6.3 million of marketable securities held as long term investments as of September 30, 1998.

     At September 30, 1998, the Company's cumulative net obligation to SAIC for intercompany activity was $2.6 million, a net increase of $1.3 million from December 31, 1997. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of the Company. The Company currently reimburses SAIC for intercompany activity on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, the Company now generally remits income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     Cash provided by operations was $42.1 million for the nine months ended September 30, 1998. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition ratably over the two- and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the subsequent tax liabilities.

     Investing activities totaled $79.3 million for the nine months ended September 30, 1998, of which $67.7 million was net purchases of short-term investments and $6.0 million of long-term investments. These investments are primarily comprised of commercial investment grade securities.

     The Company believes that its existing cash balance, investments and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least the next 12 months.

FACTORS AFFECTING OPERATING RESULTS.

     Ongoing Privatization of Internet Administration. The Internet is not bound by geography, and neither the U.S. Government nor any single organization or entity currently has formal authority over all aspects of the Internet. There is, however, a need for central policy decisions surrounding the coordination of the administrative services required for the registration, allocation and use of TLDs and Internet Protocol ("IP") numbers, and for the effective global operation of the Internet. This role has been filled through mutual cooperation and interrelated informal agreements, historical leadership from an unincorporated entity called the Internet Assigned Numbers Authority (the "IANA") and growing involvement from the U.S. Government. With the onset of increased commercial growth of the Internet, the U.S. Government has initiated an activity directed at increased privatization of the policy making and central administration of the Internet. Without authoritative policy making, it is becoming increasingly more difficult to achieve consensus in the historical manner. Failure to achieve consensus among the various groups who now informally administer the Internet could disrupt Internet operations or delay infrastructure improvements or changes in operations needed to maintain and expand the Internet. The Company's business, financial condition and results of operations could be materially and adversely affected by such a failure.

     Within the U.S. Government, leadership for the further privatization of Internet administration is currently provided by the NTIA. After a series of draft proposals and public comment periods, on June 10, 1998, the NTIA published in the Federal Register the Statement of Policy, calling for the formation of a not-for-profit corporation to assume responsibility for administration of the DNS, but which is not expected to perform actual registration of domain names either as a registrar or registry. The Statement of Policy invites private sector Internet stakeholders to work together to form a new private, not-for-profit corporation to oversee policy for the Internet name and address system. The Statement of Policy calls for a separation of the registry and registrar functions of the DNS, both of which functions are currently performed exclusively by the Company in the .com, .org .net, and .edu TLDs.

     As part of the process initiated by the Statement of Policy, several proposals were put forward to the NTIA on the establishment and governance of the not-for-profit corporation. ICANN has submitted a series of proposals which is forming the basis of public discussion at a series of meetings one of which was held on November 14, 1998.

     As a result of these and other meetings and private negotiations, the process initiated by the Statement of Policy may result in U.S. Government recognition of ICANN as the not-for-profit corporation under the Statement of Policy. The NTIA plan calls for a phased transition of its responsibilities for the DNS to the not-for-profit corporation over the period ending on September 30, 2000.

     There are several risks associated with the recognition of private sector DNS administration and the establishment of, and transfer of DNS administration from the NTIA to, the not-for-profit corporation. Some of those risks include:

     - failure to achieve consensus on the many issues relating to the establishment and governance of the not-for-profit corporation could prevent or delay the transition and thereby result in instability in DNS administration,

     - the not-for-profit corporation could fail to achieve consensus or gain legitimacy resulting in instability in the operation of the Internet,

     - the U.S. Government could refuse to transfer some responsibilities for DNS administration to the not-for-profit corporation thereby resulting in fragmentation or other instability in DNS administration,

     - the Company might not succeed in establishing an acceptable contractual agreement with the not-for-profit corporation, and

     - the not-for-profit corporation could adopt or promote policies, procedures or programs that are unfavorable to the Company's role in the registration of domain names or that are not consistent with, or preclude, the Company's current or future plans.

     Despite the significant efforts undertaken to date, it is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the transition of DNS administration and, if it does, the effect on the Company of such transition. The Company's business, financial condition and results of operations could be materially and adversely affected by any of these events and the uncertainty regarding authoritative sources for domain name registration policies.

     Status of Cooperative Agreement. On January 1, 1993, the Company initiated phase-in of the Cooperative Agreement. The three-month phase-in was followed by a five year operations period (commencing April 1, 1993 and ending March 31, 1998) and a six-month "flexibility period" through September 30, 1998. Effective in September 1998, the responsibility for the Cooperative Agreement was transferred to the NTIA. In October 1998, the Cooperative Agreement was amended to extend its term through September 30, 2000. As the U.S. Government transitions its responsibilities for the DNS to the not-for-profit corporation, corresponding obligations under the Cooperative Agreement may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and the Company. In the October 1998 Amendment, the Company and the NTIA agreed to a plan for the transition to a shared registration system, in which multiple registrars may register domain names with the single registry for each TLD, in a phased approach, the first phase of which is scheduled to be completed by March 31, 1999.

     While the Cooperative Agreement by its terms expires in September 2000, it may be terminated earlier by the NTIA. The Company's business, financial condition and results of operations could be materially and adversely affected by a termination or a change in the terms of the Cooperative Agreement. There is also a risk that the U.S. Government's interpretation of certain provisions of the Cooperative Agreement could differ from the Company's. Certain aspects of implementation of the Cooperative Agreement also remain to be negotiated. If the Company is unsuccessful in negotiating acceptable terms of implementation, the costs of implementation of the Cooperative Agreement, the Company's relationship with the not-for-profit corporation and other matters affecting the Company's position in a more competitive DNS environment could all be materially and adversely affected.

     There is a risk that withdrawal of or challenges to the government's sponsorship or authorization of certain functions that the Company performs could create a public perception or result in a legal finding that the Company lacks authority to continue in the Company's current role as registry or registrar within the .com, .org, .net and .edu TLDs. The legal authority underlying the roles of NTIA and the not-for-profit corporation with regard to the DNS system also could be challenged. The impact, if any, of any such public perception or finding is unknown but it could materially and adversely affect the Company's business, financial condition and results of operations.

     Increased Competition in Domain Name Registration Business. A principal objective of the Statement of Policy is to introduce additional competition and global participation in the management of Internet names and addresses, including competition among registrars within a single TLD and competition among existing and new TLDs. The October 1998 Amendment reflects this objective with the transition to a shared registration system in a phased approach, the first phase of which is scheduled to be completed by March 31, 1999. Many aspects of how competition will work in the DNS, however, remain unsettled and could be impacted by, among other things, actions of the not-for-profit corporation. Although the Statement of Policy contemplates establishment of additional competition, the Company currently faces competition in the domain name registration business from registries for country codes, third level domain name providers such as Internet access providers and registries of TLDs other than those TLDs which the Company currently registers. A number of entities have already begun to offer competing registration services using other TLDs and when the shared registration system takes effect the Company will no longer be the exclusive registrar in .com, .org and .net TLDs.

     Future competition in the Company's domain name registration business could come from many different companies, including:

     - domain name registration resellers,

     - Internet access providers,

     - major telecommunications firms, and

     - cable companies.

     Many of these entities have core capabilities to deliver registration services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. The Company's position as the leading registrar of domain names could be materially and adversely affected by the emergence of any of these competitors and potential competitors, many of which have longer operating histories and significantly greater name recognition and greater financial, technical, marketing, distribution and other resources than the Company. The Company's revenue from registration fees could be reduced due to increased competition, pricing pressures or a modification of billing practices. For example, other entities may bundle domain name registrations with other products or services. The introduction of additional competition into the domain name registration business could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Service Offerings to Date; Reliance on Domain Name Registration Services for a Significant Portion of Revenues. The Company's domain name registration services business generates over 90% of the Company's revenue and is expected to continue to account for a very significant portion of the Company's revenue in at least the near term. The Company's future success will depend largely on:

     - the continued increase in domain name registrations,

     - re-registration rates of the Company's customers,

     - the Company's ability to maintain its current position as a leading registrar of domain names, and

     - the successful development, introduction and market acceptance of new services that address the demands of Internet users.

     Although the Company has experienced revenue growth in recent periods, the Company may not be able to sustain it and such growth may not be indicative of future operating results. For example, the Company may not be able to maintain its current position in providing domain name registration services or develop or market additional services. The Company's failure to do so could materially and adversely affect the Company's business, financial condition and results of operations.

     Limited Operating History. Prior to September 14, 1995, the Company was paid directly by the NSF for providing registration services on a cost reimbursement plus fixed fee basis. Accordingly, the Company has only a limited operating history for its current domain name registration business upon which to base an evaluation of the Company and its prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things:

     - respond to competitive developments,

     - increase its sales and marketing operations,

     - continue to identify, attract, retain and motivate qualified persons, and

     - continue to upgrade and integrate technologies, products and services.

     Due to the rapidly evolving nature of Internet technologies, the Company's enterprise network consulting services business faces similar risks. The Company may not be successful in addressing such risks.

     Evolving Sales and Marketing Organization and Distribution Channels. The Company will need to effectively manage its growing sales and marketing organization if the Company wants to achieve future revenue growth. The Company does not know if it will be able to identify, attract and retain experienced sales and marketing personnel with relevant experience. Further, the Company's sales and marketing organization may not be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of its current or potential competitors.

     In addition to establishing direct sales channels, the Company is also developing multiple distribution channels. The Company's ability to achieve future revenue growth will also depend on its establishing and maintaining relationships with Internet access providers and other third parties and on effective use of the Internet as a medium of distribution.

     If the Company fails to manage and grow its new sales and marketing organization, develop and expand its distribution channels or effectively use the Internet as a medium of distribution, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Reliance on Third Parties. The functioning of the DNS is facilitated through a hierarchy of domain name servers (specialized software programs resident in network computers). The top level of this hierarchy consists of 13 globally distributed servers (ten in the United States, two in Europe and one in Asia), which together are referred to as the Root Server System. These root servers function as the equivalent of master "white pages" of the Internet. The Company administers and operates two of the 13 root servers (designated by the letters A and J). Root Server A has special significance. Every night the Company updates the Root Server A database by adding the newly registered second level domain names and updating existing domain name records. The 12 other root servers then copy the updated database.

     All 13 root servers contain information with respect to all TLDs, including country code TLDs. Also, nine of the 13 root servers currently are populated with the domain names registered by the Company. When communication with a particular host within a domain name is required and the IP address of that host is not known locally, the root servers make that information available or "point" to a direct or indirect source of the information. Multiple root servers are required for purposes of load balancing and redundancy.

     The location and control of these root servers historically has been determined by consensus of various members of the Internet community. The eleven root servers that the Company does not maintain and control are maintained and controlled by independent operators on a volunteer basis. If these volunteer operators at any time, for any reason, fail to properly maintain such servers or abandon such servers, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Further, as no single organization or entity currently has formal authority over all aspects of the Internet, neither the U.S. Government nor any organization or entity has clear legal authority to direct root server operations including where the root servers are to be pointed. If any or all of the root servers fail to include or provide accessibility to the Company's data, the Internet and the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's success and ability to compete also depend upon its relationships with Internet service providers ("ISPs") worldwide. The Company's business, financial condition and results of operations would be materially and adversely affected if enough ISPs decided not to route Internet communications to or from domain names registered by the Company or if enough ISPs decided to provide routing to a set of accepted root servers which did not point to the Company's TLD servers.

     System Interruption and Security Risks. A failure in the operation of the Company's registration system could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation or update of Root Server A could result in deletion of one or more TLDs from the Internet and the discontinuation of domain names in those TLDs for a period of time.

     The Company's operations depend on its ability to maintain its computer and telecommunications equipment in effective working order and to reasonably protect its systems against interruption. Such interruptions could result from:

     - fire, natural disaster, sabotage, power loss, telecommunication failure, human error or similar events,

     - computer viruses, hackers or similar disruptive problems caused by employees, customers or other Internet users, and

     - systems strain caused by the growth of the Company's customer base and the Company's inability to sufficiently maintain or upgrade its systems.

     The Company's business, financial condition and results of operations could be materially and adversely affected by any damage, failure or delay that causes significant interruptions in the Company's systems.

     Regulation. In the United States, apart from the Company's obligations under the Cooperative Agreement, the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, if there are changes in the regulatory environment, the Company could become subject to direct regulation by U.S. regulatory agencies. For example, the Company is aware that certain industry requests have been made to the Federal Communications Commission (the "FCC") to review the impact of Internet usage on the U.S. telecommunications service providers, in particular, the generally lower cost for data transmission versus voice. In addition, as the Internet becomes more widespread internationally, international regulation becomes more likely. The Company cannot predict whether or to what extent any such new regulation will occur; however, such regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, the Company is not certain how existing laws governing issues such as intellectual property ownership would be applied to it. The Company also is not certain how courts will interpret the obligation of domain name registration providers to prevent trademark infringement and other legal issues. See "-- Legal Proceedings."

     Legal Proceedings. The Company is involved in several legal proceedings. As of November 1, 1998, the Company was named as a defendant in two active lawsuits involving domain name disputes between trademark owners and domain name holders. In addition, on March 20, 1997, PG Media, Inc., a New York-based corporation, filed a lawsuit (the "PG Media suit"), alleging that the Company had violated the Sherman Act by restricting access to the Internet by not adding PG Media's requested TLDs to the Internet root zone system. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to include reference to PG Media's TLDs and name servers in the root zone file that the Company administers under the Cooperative Agreement. The Company received written direction from the NSF not to take any action which would create additional TLDs or to add any new TLDs to the Internet root zone until the NSF provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. On May 14, 1998, PG Media served the Company with a motion for a preliminary injunction against both defendants. The motion sought a hearing before the court on June 8, 1998 to compel both defendants to add PG Media's TLDs to the Internet root zone within 30 days. In response, both the Company and the NSF filed cross motions for summary judgment against PG Media. On July 20, 1998, all motions were heard. The basic issue before the court was the NSF's authority to control the Internet's root zone system. The court has taken the issue under advisement and no date has been indicated for the issuance of a decision.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF. The lawsuit:

     - challenged the legality of fees charged by the Company for domain name registration services; and

     - sought restitution of fees collected from domain name registrants in an amount in excess of $100 million.

     The plaintiffs alleged violations of the Administrative Procedures Act, Independent Offices Appropriations Act, the Sherman Act and the U.S. Constitution. In August 1998, the court dismissed all of the plaintiffs' claims against the Company. In October 1998, however, the plaintiffs appealed the court's dismissal of their claims.

     While the Company cannot reasonably estimate the potential impact of the claims advanced in the PG Media or Thomas suits, a successful claim against the Company in either of these proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, on June 27, 1997, SAIC received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") issued in connection with an investigation regarding possible antitrust violations under the Sherman Act relating to Internet registration products and services. The Company cannot reasonably estimate the potential impact of the investigation nor can the Company predict whether a civil action will ultimately be filed by the DOJ or the form of relief that might be sought. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

     On August 17, 1998, the Company received notice from the Commission of the European Communities (the "EC") of an investigation concerning the Company's Premier Domain Registration Service Program ("Premier Program") in Europe. The EC requested production of these agreements and related materials for review. The Company cannot reasonably estimate the potential impact of the investigation nor can the Company predict whether an action will ultimately be brought by the EC or the form of relief that might be sought. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

     Legal proceedings in which the Company is involved have resulted and likely will result in, and any future legal proceedings can be expected to result in, substantial legal and other expenses to the Company and a diversion of the efforts of the Company's personnel.

     Technological Change and Additional Technology, Products and Services. The Company's future financial success will depend upon its ability to develop, integrate or commercialize in a timely manner new technology, products and services that can be offered with the Company's current domain name registration and enterprise network consulting services and that can meet the changing requirements of the Company's current and future customers. The market for such technology, products and services is characterized by rapidly changing technology and evolving industry standards. Generally, the successful development and commercialization of new technology, products and services involves many risks, including:

     - identifying opportunities for new products or services,

     - identifying, hiring and retaining appropriate research and development personnel,

     - successfully completing the development process, and

     - customer acceptance of the product or service.

     Uncollectible Receivables; Modifications to Billing Practices. Currently, the Company invoices a majority of its customers and permits them to pay their services fee after the domain name is registered. The Company believes it has experienced a high level of uncollectible receivables due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such names at a profit. The Company's experience has been that such resellers have a greater tendency than other customers to default on their services fees. The Company has established a provision for uncollectible accounts which the Company believes to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from the Company's estimates.

     The Company continually reviews its billing practices for modification to respond to market conditions and to implement operational improvements. These modifications could have unanticipated consequences which could materially and adversely affect the Company's business, financial condition and results of operations.

     Competition in Internet-Based Businesses and Enterprise Network Consulting Services. In developing and distributing products and services for the Internet-based services markets, the Company faces intense competition and expects to have multiple competitors for each of the products or services the Company develops or sells. Many of the Company's potential competitors for these products have longer operating histories, greater name recognition and significantly greater financial, technical, marketing, distribution and other resources than the Company does. In addition, the Company's industry is characterized by rapid changes and frequent product and service introductions. To the extent a competitor introduces a competitive product or service before the Company introduces the same or similar product or service, market acceptance of the competitor's product or service may adversely affect the Company's competitive position.

     The Company's current and potential competitors in its enterprise network consulting services business are companies with Internet expertise including systems integrators and consulting firms, such as Andersen Consulting, IBM Global Services and International Network Services. The Company also competes with certain companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide networks and with companies with internally-developed systems integration efforts. Many of these competitors and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing, distribution and other resources than the Company does.

     Management of Growth; Dependence on Key Personnel. The Company continues to experience growth in the number of its employees and in the scope of its operating and financial systems. This growth has increased the responsibilities for both existing and new management personnel. To manage growth, the Company will have to successfully integrate its management team, continue to implement and improve its operational, financial and management information systems and to train, motivate, manage and retain its employees. If the Company cannot manage its growth, its business, financial condition and results of operations could be materially and adversely affected. In addition, growth of the Company's customer base may strain the capacity of its computers and telecommunications systems. Therefore, the Company must maintain or upgrade its systems or risk degradation in performance or system failure.

     The Company's future success also depends on the continued service of its key engineering, sales, marketing, executive and administrative personnel, and its ability to identify, hire and retain additional personnel. On November 16, 1998, the Company announced the resignation of Gabriel A. Battista from his positions as Chief Executive Officer and Director of the Company. While the Company conducts a search for a new Chief Executive Officer, Michael A. Daniels, Chairman of the Board, will assume the executive responsibilities previously performed by Mr. Battista. In addition, Robert J. Korzeniewski, Chief Financial Officer, will also be acting as the Company's Chief Operating Officer, assuming responsibility for day-to-day operations. In addition, the future success of the Company's enterprise network consulting services business depends in large part on its ability to hire, train and retain engineers who have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. If the Company fails to hire, train and retain a sufficient number of qualified engineers, the Company's ability to adequately manage and complete its existing projects or to obtain new projects, as well as expanding its business, could be impaired. Competition for engineering, sales, marketing and executive personnel is intense. The Company cannot be certain that it will be able to retain existing personnel or identify, hire or retain additional qualified personnel. It is impossible to reasonably estimate the potential financial impact of hiring a new Chief Executive Officer at this time.

     Intellectual Property Rights. As required under the Cooperative Agreement, on or before November 6, 1998, the Company submitted to the U.S. Government an electronic copy of all software and data generated under the Cooperative Agreement through September 30, 1998. By December 6, 1998, the Company must submit to the U.S. Government a copy of all existing documentation for that software and data generated through September 30, 1998. The U.S. Government is required to take appropriate measures to protect the confidentiality of such data, software and documentation. The Company's business, financial condition and results of operations could be materially and adversely affected if:

     - the Company's ownership rights in its data, software and documentation were to be successfully challenged,

     - the Company cannot protect such rights,

     - the Company is required to share its data, software and documentation with potential competitors, or

     - the Company's potential competitors were otherwise able to obtain its data, software or documentation.

     The Company relies on a combination of nondisclosure and other contractual arrangements with its employees and third parties, privacy and trade secret laws to protect its proprietary rights and limit the distribution of its proprietary information. Although these actions are considered reasonable and adequate, no controls can guarantee the protection of the Company's proprietary rights. Furthermore, even if these steps are successful, other companies may develop technologies that are similar or superior to the Company's proprietary technology. Although the Company believes that its services do not infringe on the intellectual property rights of others and that the Company has all rights needed to use the intellectual property employed in its business, it is possible that the Company could become subject to claims alleging infringement of third party intellectual property rights. Any claims could subject the Company to costly litigation, and may require the Company to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. If the Company fails to adequately protect its proprietary rights or if the Company becomes involved in litigation relating to intellectual property rights, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Dependence on Future Growth of the Internet and Internet
Infrastructure. The Company's future success substantially depends on the continued growth in the use of the Internet. If the use of and interest in the Internet does not continue to grow at its current pace, the Company's business, financial condition and results of operations would be materially and adversely affected. Continued growth of the Internet could be slowed by:

     - inadequate infrastructure,

     - lack of availability of cost-effective, high speed systems and service,

     - failure to maintain a reliable network system,

     - delays in developing or adopting new standards and protocols to handle increased levels of Internet activity, or

     - government regulation.

     If the use of the Internet does not continue to grow, if the necessary infrastructure or complementary products are not developed or do not effectively support growth that may occur, or if the Internet does not become a viable information medium or commercial marketplace, the Company's business, financial condition and results of operations would be materially and adversely affected.

     Uncertainty of Future Acquisitions and Investments. The Company evaluates potential acquisitions and investments on an ongoing basis. The Company may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate the financial effect on the Company of any businesses the Company acquires or investments the Company makes. Future acquisitions and investments may require the Company to spend significant cash amounts or decrease operating income, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's failure to implement successfully its acquisition and investment strategy could materially and adversely affect the Company's business, financial condition and results of operations. The Company may also make future acquisitions or investments in companies which are in the early stages of development. To the extent that any of these companies fail, it could have a material adverse effect on the Company's financial condition.

     Potential Fluctuations in Quarterly Results. The Company's quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to:

     - developments in Internet governance including establishment of the not-for-profit corporation and the effect of the October 1998 Amendment,

     - increased competition, through the introduction of competing TLDs or competing registrars in .com, .net or .org,

     - variations in the number of requests for domain name registrations or demand for the Company's services,

     - introduction or enhancements of services by the Company or its competitors,

     - market acceptance of new service offerings,

     - costs associated with developing or providing domain name registration or other services,

     - litigation costs,

     - adverse results of litigation,

     - termination or completion of contracts in the Company's enterprise network consulting services business or failure to obtain additional contracts in that business,

     - patterns of growth in the use of and interest in the Internet, or

     - general economic conditions.

     In addition, the Company expects a significant increase in its operating expenses as it:

     - increases sales and marketing operations,

     - updates systems and infrastructure,

     - funds greater levels of product and services development,

     - develops new distribution channels,

     - broadens customer support capabilities, and

     - expands facilities.

     If the increase in the Company's expenses is not followed by an increase in revenue, the Company's business, financial condition and results of operations could be materially and adversely affected.

     In addition, a majority of the Company's enterprise network consulting services operating expenses, particularly personnel and related costs, depreciation and rent, are substantially fixed before any particular quarter. As a result, any under-utilization of engineers may cause the Company's operating results to vary significantly in any particular quarter and could result in losses for such quarter.

     Control by SAIC. As of November 6, 1998, SAIC owned 100% of the Company's outstanding Class B Common Stock, representing approximately 74.1% of the Company's outstanding Common Stock and approximately 96.6% of the combined voting power of the Company's outstanding Common Stock. The Class B Common Stock is convertible into Class A Common Stock, subject to certain limitations set forth in the Company's Second Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"). As a result, SAIC effectively controls all matters requiring approval by the Company's stockholders including the election of members of the Company's Board of Directors, changes in the size and composition of the Board of Directors and a change in control. The Company does not have an agreement with SAIC which restricts its rights to convert, distribute or sell its shares of the Company's Common Stock and there can be no assurance that SAIC will maintain its ownership of the Company's Class B Common Stock.

     Reliance on SAIC for Certain Corporate Services. The Company has entered into certain intercompany agreements with SAIC, including an agreement pursuant to which SAIC will provide various corporate services to the Company that may be material to the conduct of the Company's business (the "Corporate Services Agreement"). These services include certain routine and ordinary corporate services, including business insurance, accounting systems, employee benefits, payroll, tax and legal services as well as assistance in government relations and corporate quality assurance services as described in the Corporate Services Agreement. With respect to matters covered by the Corporate Services Agreement, the Company's relationship with SAIC is intended to continue in a manner generally consistent with past practices. If SAIC's ownership of the Company's outstanding Common Stock drops below 50%, the Corporate Services Agreement will be terminable by either party upon 180 days' prior written notice. Certain individual services are also terminable by either party upon 180 days' prior written notice, regardless of SAIC's ownership interests. Although neither the Company nor SAIC currently intends to terminate the Corporate Services Agreement, if SAIC did elect to terminate the Corporate Services Agreement, the Company may not be able to secure alternative sources for such services within 180 days or such services may only be available at prices higher than those charged by SAIC.

     Certain Charter Provisions and Limitations on Liability. The Company's Certificate of Incorporation includes provisions relating to competition by SAIC with the Company, allocations of corporate opportunities, transactions with interested parties and intercompany agreements and provisions limiting the liability of certain people. It is unclear whether such provisions are enforceable under Delaware corporate law. The Company's Certificate of Incorporation provides that any person purchasing or acquiring an interest in shares of the Company's capital stock shall be deemed to have consented to the provisions in the Certificate of Incorporation relating to competition with SAIC, conflicts of interest, corporate opportunities and intercompany agreements, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. The corporate charter of SAIC does not include similar provisions. Therefore, persons who are directors and/or officers of the Company and who are also directors and/or officers of SAIC may choose to take action in reliance on such provisions rather than act in a manner that might be favorable to the Company but adverse to SAIC.

     Under the Company's Certificate of Incorporation, the personal monetary liability of the Company's directors for breach of their fiduciary duty of care, including actions involving gross negligence, is eliminated to the fullest extent permitted under Delaware law.

     International Revenues. While substantially all of the Company's operations, facilities, and personnel are located within the United States, the Company's revenues from sources outside the U.S. have increased significantly and may continue to increase in the future. As a result, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. The Company does not know what the impact of such regulatory, geopolitical and other factors will be on its business in the future or if the Company will have to modify its business practice. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     Possible Volatility of Stock Price. The market price of the Company's Class A Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's quarterly operating results, announcements of technological innovations, industry conditions and trends, changes in or the Company's failure to meet the expectations of securities analysts and investors, general market conditions and other factors. It is possible that in some future quarter, the Company's operating results may be below the expectations of securities analysts and investors. If this occurs, the price of the Company's Class A Common Stock would likely decline, perhaps substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, including Internet-related companies. These broad market fluctuations may adversely affect the market price of the Company's Class A Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

     The Company is in the process of assessing the potential effects of the Year 2000 millennium change on the Company's business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and its outsourcing vendors. The Company's Year 2000 project is proceeding on schedule. The project goal is to ensure that the Company's business is not impacted by the date transitions associated with the Year 2000.

     The Company's Year 2000 project plan is coordinated by a team that reports directly to senior management. The project team is evaluating the Year 2000 compliance of the Company's business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and its outsourcing vendors whom provide services relating to the Company's domain name registration business. The Company's Year 2000 project is comprised of the following phases:

     - Phase 1 -- Inventory all of the Company's business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees in order to assign priorities to potentially impacted systems and services. This phase is expected to be completed in November 1998;

     - Phase 2 -- Assess the Year 2000 compliance of all inventoried business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and determine whether to renovate or replace any non-Year 2000 compliant systems and services. This phase is expected to be completed by December 1998;

     - Phase 3 -- Complete remediation, if any is required, of any non-Year 2000 compliant business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees. Conduct procurements to replace any other non-Year 2000 compliant business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees that won't be remediated. All remediation efforts, if any are required, are expected to be completed by April 30, 1999;

     - Phase 4 -- Test and validate remediated and replacement systems, if any such remediation or replacement is required, to ensure inter-system compliance and mission critical system functionality. The testing and validation efforts, if any are required, are expected to be completed by May 31, 1999;

     - Phase 5 -- Deploy and implement remediated and replacement systems, if any deployment or implementation is required, after the completion of successful testing and validation. The deployment and implementation of the remediated or replacement systems, if any is required, are expected to be completed by October 31, 1999; and

     - Phase 6 -- Design contingency and business continuation plans in the event of the failure of business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by the Company's employees due to the

       Year 2000 millennium change. The initial contingency and business continuation plan is expected to be in place by December 31, 1998.

     Based on its inventory and assessment to date, the Company believes that its internal mission critical systems are Year 2000 compliant. The Company, in its normal course of business, anticipates replacing or upgrading, prior to the millennium change, portions of these systems with new systems which will also be Year 2000 compliant. Currently, the Company is enhancing its back-office and registration-related systems and the software relating to its core domain name registration services business. When complete in 1999, this enhancement effort will result in replacing portions of the existing registration-related systems which will be procured from vendors as Year 2000 compliant and will be subjected to both component and end-to-end testing and validation to ensure the Year 2000 compliance of such systems prior to acceptance and deployment in the Company's business. This enhancement effort is a function of the Company's business growth and not a Year 2000 remediation effort.

     Based on its inventory and assessment to date, the Company believes that its facilities and telecommunications systems are Year 2000 compliant. The Company has conducted detailed assessments of the components of its telecommunications infrastructure and is working to identify appropriate system testing guidelines. In addition, the Company is seeking assurances from its facilities' landlords and telecommunications equipment vendors and data circuit providers regarding the Year 2000 compliance of their facilities and equipment. In the event of electrical power interruption outside of the Company's control, the Company has deployed back-up power systems capable of operating its core business indefinitely.

     At this time, the Company believes that its incremental remediation costs, if any, needed to make its current business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees Year 2000 compliant are not material. While the Company is incurring some incremental costs directly relating to staff augmentation for the Year 2000 program management and technical assessment, the costs expended by the Company through October 31, 1998 are less than $100,000. The Company's expected total costs, including remediation and replacement costs, if any, are estimated to be between $500,000 and $1,000,000 over the life of the Year 2000 project. Since portions of the mission critical back office and domain name registration-related systems will generally be replaced as a function of business growth, the labor and capital costs associated with such replacement systems are not directly attributed to achieving Year 2000 compliance.

     The Company is contacting its other hardware and software vendors, other significant suppliers, outsourcing service providers and other contracting parties to determine the extent to which the Company is vulnerable to any such third party's failure to achieve Year 2000 compliance for their own systems. At the present time, the Company does not expect Year 2000 issues of any such third parties to materially affect the Company's business. Furthermore, the Company's business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on third parties on which the Company's systems rely or to which they are connected or of other Internet-related companies, including Internet web hosting companies, Internet access providers and Internet root server operators. The Company can give no assurances that the systems of such companies will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance will not have a material adverse effect on the Company. To the extent that the normal operation of the Internet is disrupted by the Year 2000 millennium change, the Company's business, financial condition or results of operations could be materially and adversely affected.

     Should the Company fail to solve a Year 2000 compliance problem to its mission critical business systems and processes, including the Internet root servers under the Company's control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees the result could be a failure or interruption to normal business operations. The Company believes that, with the deployment of the new back office and domain name registration related systems in 1999, the potential for significant interruptions to normal operations should be minimized. The

Company's primary risks with regard to Year 2000 failures are those which impact its domain name registration business. The reasonably likely worst case risks inherent in the Company's business are as follows:

     - Significant and protracted interruption of electrical power to data and call-center operations in the Company's engineering facility could materially and negatively impact the Company's ability to provide data and call-center operations. To mitigate this risk, the Company has deployed back-up power systems capable of operating indefinitely. However, electrical power interruptions that impact Internet connectivity providers could adversely impact the Company because of the Company's reliance upon Internet-based operations for its day to day business.

     - Significant and protracted interruption of telecommunications and data network services in either of the Company's headquarters or engineering facilities could materially and negatively impact the Company's ability to provide data and call-center operations. The Company has conducted detailed assessments of the components of its telecommunications infrastructure and is working to identify appropriate system testing guidelines. As part of the technical assessment scheduled for completion by the end of 1998, the Company will have identified the compliance status of its data networking infrastructure and developed plans for remediation, if necessary. Finally, the Company has plans to seek additional assurances and a better understanding of the compliance programs of its telecommunications and data circuit providers.

     - The failure of components of the Company's current back office and domain name registration related systems could materially and negatively impact the Company's business. However, as a function of business growth, these systems are planned to be retired before the end of 1999. As a contingency planning measure, the Company is conducting a technical assessment of the current systems and their software applications in the event that the deployment of the new systems is delayed beyond December 1999.

     - Despite the assurances of the Company's third-party suppliers, hardware and software vendors, and outsourcing service providers regarding the Year 2000 compliance of their products and services, the potential exists that a Year 2000 problem relating to such third-party suppliers, vendors and outsourcing service providers products and services could have a material impact on the Company's business. The Company is conducting monthly discussions with its mission critical outsourcing service providers to determine the progress of their Year 2000 compliance programs.

     Despite the Company's belief that its mission critical computer software applications and systems are Year 2000 compliant and the expectation that its enhancement effort will result in Year 2000 compliant back-office and registration-related systems and software relating to its core domain name registration services business, the Company is currently developing a business continuation contingency plan and is performing a test on the existing core registration-related systems that are being replaced. The Company expects to finalize its initial contingency plan and to complete the testing of all existing systems by December 31, 1998.

     Although the Company is taking appropriate steps relative to ensuring that the Company's business is not impacted by the date transitions associated with the Year 2000, the Company has no responsibility for, nor control over other Internet root server operators or tens of thousands of lower level domain name system server operators that are critical to the efficient operation of the Internet. The Company has no way of knowing whether such root server operators or other server operators have hardware, software or firmware that is Year 2000 compliant. The Company is notifying various federal government authorities of this issue and requesting that the necessary steps be taken to ensure the uninterrupted and efficient operation of the Internet.

Forward-Looking Statements

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors.

However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of the Company, unanticipated system costs, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As of November 1, 1998, the Company was a defendant in two active lawsuits involving domain name disputes between trademark owners and domain name holders. The Company is drawn into such disputes, in part, as a result of claims by trademark owners that the Company is legally required, upon request by a trademark owner, to terminate the right the Company granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. The holders of the domain name registrations in dispute have, in turn, questioned the Company's right, absent a court order, to take any action which suspends their use of the domain names in question. Although 43 out of approximately 4,000 of these situations have resulted in suits actually naming the Company as a defendant, as of November 1, 1998, no adverse judgment has been rendered and no award of damages has ever been made against the Company. The Company believes that it has meritorious defenses and vigorously defends itself against these claims.

     On March 20, 1997, PG Media, Inc., a New York-based corporation ("PG Media"), filed a lawsuit against the Company in the United States District Court, Southern District of New York alleging that the Company had restricted access to the Internet by not adding PG Media's requested TLDs to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media has, in addition to requesting damages, asked that the Company be ordered to include reference to PG Media's TLDs and name servers in the root zone file administered by the Company under the Cooperative Agreement. The Company answered the complaint. In June 1997, the Company received written direction from the NSF not to take any action which would create additional TLDs or to add any new TLDs to the Internet root zone until the NSF provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the NSF as a defendant. On May 14, 1998, PG Media served the Company with a motion for a preliminary injunction against both defendants. The motion sought a hearing before the court on June 8, 1998 to compel both defendants to add PG Media's TLDs to the Internet root zone within 30 days. On July 20, 1998, a hearing on all parties' motions occurred. The basic issue before the court is the NSF's authority to control the Internet's root zone system. The court has taken the issue under advisement and no date has been indicated for the issuance of a decision. Although the Company cannot reasonably estimate the potential impact of such claims, a successful claim under the plaintiff's theory could have a material adverse effect on the Company's business, financial condition and results of operations.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against the Company and the NSF in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs originally alleged violations of the Competition in Contracting Act ("CICA"), the Sherman Act and the U.S. Constitution. Following the filing of motions to dismiss by the defendants, the plaintiffs filed an amended complaint on January 30, 1998, dropping the cause of action based upon CICA, but adding alleged violations of the Administrative Procedures Act and the Independent Offices Appropriations Act. The plaintiffs also filed a motion for preliminary injunctive relief against the NSF concerning the "Intellectual Infrastructure Fund." On February 2, 1998, the United States District Court, District of Columbia, issued an order granting the plaintiffs' motion for a preliminary injunction, enjoining the NSF from spending any of the money collected by the Company for the Intellectual Infrastructure Fund. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against the Company seeking several items of relief. On February 24, 1998, the Company and the NSF filed motions to dismiss the amended complaint. Also on February 24, the plaintiffs filed a motion for partial summary judgment concerning the Intellectual Infrastructure Fund. The plaintiffs' motion for preliminary injunction against the Company and partial summary judgment against the NSF, and both motions to dismiss were heard before the Court on March 17, 1998. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted the Company's motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against the Company. Subsequently, the NSF appealed the February 2, 1998 preliminary injunction against it. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the NSF to deposit the entire fund into the U.S. Treasury. On May 5, 1998, the NSF filed a motion to vacate the preliminary injunction and to dismiss the case. On June 4, 1998, the plaintiffs filed a notice of appeal on the Court's dismissal of counts II through X and on the plaintiff's motion for preliminary injunction against the Company. On June 27, 1998, the United States Court of Appeals for the District of Columbia Circuit dismissed the plaintiffs' appeal of the Court's dismissal of counts II through X at this juncture in the case. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. Following that decision, the plaintiffs dismissed all pending appeals in the Court of Appeals. The plaintiffs, however, on October 23, 1998, filed a new notice of appeal from the final order filed by the District Court on August 28, 1998.

     On June 27, 1997, SAIC received a CID from the DOJ issued in connection with an investigation to determine whether there is, has been, or may be any antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and the Company relating to their Internet registration business. The Company cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action may ultimately be filed by the DOJ or the form of relief that might be sought. Any such relief from such a suit could have a material adverse effect on the Company's business, financial condition and results of operations.

     On August 17, 1998, the Company received notice from the Commission of the European Communities of an investigation concerning the Company's Premier Program agreements in Europe. The EC requested production of these agreements and related materials for review. The Company cannot reasonably estimate the potential impact of the investigation nor can the Company predict whether an action will ultimately be brought by the EC or the form of relief that might be sought. Any such relief could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits -- See Exhibit Index

     (b) The Company filed a report on Form 8-K on October 6, 1998 announcing that it had entered into an amendment to its Cooperative Agreement with the United States Department of Commerce (the "Amendment"). A copy of the Amendment and a press release related thereto were filed as exhibits to the Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK SOLUTIONS, INC.

                                          By: /s/ ROBERT J. KORZENIEWSKI
                                            Robert J. Korzeniewski
                                            Chief Financial Officer, Acting
                                              Chief Operating Officer and
                                              Authorized Signatory

Date: November 16, 1998

                                 EXHIBIT INDEX

                            NETWORK SOLUTIONS, INC.

EXHIBIT
  NO.    DESCRIPTION OF EXHIBITS
-------  -----------------------
10.22    Amendment No. 10 to the Cooperative Agreement dated
         September 29, 1998
27.1     Financial Data Schedule