Form 10-K
period 1998-12-31
NETWORK SOLUTIONS INC /DE/
filed 1999-03-30
CIK 1030341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22967

                      ------------------------------------

                            NETWORK SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                            52-1146119
         State or other jurisdiction                      (I.R.S. Employer Identification No.)
       of incorporation or organization
            505 HUNTMAR PARK DRIVE                                       20170
              HERNDON, VIRGINIA                                        (Zip Code)
   (Address of principal executive offices)

                                 (703) 742-0400
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,029,595,706 on March 12, 1999 based on the last sale price as reported by the Nasdaq National Market System.

     As of March 12, 1999, the registrant had 18,384,634 shares of Class A common stock, $0.001 par value per share, issued and outstanding, and 14,850,000 shares of Class B common stock, $0.001 par value per share, issued and outstanding which is not publicly traded.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 1999, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   22

                                  PART II
Item 5.   Market for Registrant's Common Equity Stock and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   28
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   42
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   43

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   44
          Signatures..................................................   46

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED BELOW UNDER "BUSINESS -- RISK FACTORS" ON PAGES 11 THROUGH 20 AND ELSEWHERE IN THIS FORM 10-K. UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OTHER REPORTS OR DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.  BUSINESS

OVERVIEW

     We are the leading Internet domain name registration service provider worldwide. We currently act as the exclusive registry and registrar for second level domain names within the .com, .org, .net and .edu top level domains under a cooperative agreement with the Department of Commerce. We also facilitate global registration of domain names in other existing top level domains including country code top level domains.

     By registering Internet domain names, we enable businesses, other organizations and individuals to establish a unique Internet presence from which to communicate and conduct commerce. An Internet domain name is made up of a top level domain and a second level domain. For example, in the domain name "companyX.com," "companyX" is the second level domain and ".com" is the top level domain. As a registry, we maintain the master database of second level domain names for our top level domains. As a registrar, we enter new second level domain names into the master database maintained by us, as registry, and process modifications, transfers, re-registrations and deletions for existing second level domain names.

     We have agreed with the Department of Commerce to transition to a shared, or competitive, registration system in which multiple registrars may register second level domain names with us, as registry, in the .com, .net and .org top level domains. This transition will occur in a phased approach with limited competition scheduled to begin April 26, 1999.

     In 1998, we introduced a portfolio of Internet-based products and services. We also provide Internet technology consulting services that focus on network engineering, network and systems security and network management.

     On December 31, 1998, our Board of Directors approved a two-for-one stock split of the shares of our Class A common stock and Class B common stock, that was effected in the form of a 100% stock dividend distributed on March 23, 1999 on shares of our Class A common stock and Class B common stock outstanding on February 26, 1999. Except as noted otherwise, all share or per share information in this Annual Report on Form 10-K has been adjusted to reflect the two-for-one stock split.

     We were incorporated in Washington, D.C. in 1979 as Network Solutions Incorporated. We were acquired by Science Applications International Corporation, or SAIC, an employee-owned, diversified professional and technical services company that designs, develops and manufactures high-technology products, on March 10, 1995, and were reincorporated as Network Solutions, Inc. in Delaware in November 1996. We completed our initial public offering of 3,795,000 shares (pre-split) of our Class A common stock, $.001 par value, on October 1, 1997. As of March 12, 1999, SAIC owned 100% of our Class B common stock, $.001 par value, representing approximately 45% of the economic interest of our outstanding common stock, $.001 par value, and approximately 89% of the combined voting power of our outstanding Class A and Class B common stock. Our principal executive offices are located at 505 Huntmar Park Drive, Herndon, Virginia 20170, our telephone number is (703)742-0400 and our Class A common stock is traded on the Nasdaq National Market under the ticker symbol NSOL.

OUR BUSINESS

     We provide the following:

     - Domain name registration services,

     - Internet-based products and services, and

     - Internet technology services.

Domain Name Registration Services

     Registration services are our core business. We have been performing these services since 1993 under the Cooperative Agreement. We register second level domain names in the .com, .org, .net and .edu top level domains. Our customers apply to register second level domain names either directly through our web sites and e-mail-based registration templates or indirectly through Internet access providers and others.

     Our InterNIC registration service is an e-mail based registration template application process for the registration of second level domain names. Our customers submit registration applications via e-mail through the Internet. We process the application and either register the requested domain name in the requested top level domain or reject the application. Upon registration or rejection, we notify the customer via e-mail. For domain names which are registered, we invoice the customers and permit them to pay the registration services fee after the domain name is registered. We perform internally our core proprietary automated registration process and associated security functions.

     On December 1, 1997, we began to offer a suite of enhanced domain name registration services geared toward small businesses. On January 14, 1998, we introduced RegistrationPlus, the first such service. The RegistrationPlus service offering is a web-based transaction process that is intended to simplify the registration process. The RegistrationPlus five step registration process allows users to reserve a second level domain name, and activate it later by providing domain name record hosting, either through our web site or by calling a toll-free number. The RegistrationPlus service also validates and accepts credit card payments, providing a customer confirmation number, via our secure web-based online payment system.

     On March 20, 1999, we consolidated into a single web site our InterNIC informational web site and our RegistrationPlus web site. Now, through the new web site, users can reserve a second level domain name through our RegistrationPlus service or register a second level domain name through our InterNIC service using the same processes that were available under the separate web sites. Our customers currently pay a two-year service fee of $119 for the initial reservation of a domain name and $70 for the initial registration of a domain name and $35 per year for re-registrations of a domain name.

     Through our 1998 acquisition of Internet Domain Names, Inc., or idNames, we now offer search and registration services for domain names in country code top level domains around the world.

Internet-Based Products and Services

     We have introduced a portfolio of Internet-based products and services and intend to develop additional Internet-based products and services, which may include directory and other Internet identity services. In 1998, we introduced the following Internet-based products and services:

     - DOT COM MAIL. In August 1998, we launched dot com mail, a portable, personalized e-mail service designed primarily for small businesses. The dot com mail service is hosted by our outsourcing vendor, Critical Path, Inc., and enables a business to use its unique domain name for its e-mail address instead of the domain name of its Internet access provider. Currently, the dot com mail service is available only to customers who reserve a domain name which we host.

     - DOT COM TOOLKIT. In September 1998, we launched the dot com toolkit, a small business resource center that provides access to tools and services for setting up a web site and conducting business on the Internet. The dot com toolkit resource center is available on our web site and offers tools and services categorized into four areas:

          - starting a business on-line,

          - setting up an Internet presence,

          - managing a business online, and

          - promoting a business online.

     Within each category, the resource center visitor has the ability to purchase services from a select group of companies that have contracted with us to be included in the resource center. We receive referral fees from certain purchases made by our customers from links in the dot com toolkit resource center.

     - DOT COM PROMOTIONS. In August 1998, we launched our dot com promotions service through a joint marketing agreement with LinkExchange, Inc. Through dot com promotions, a domain name registrant can link to and subscribe to various LinkExchange services which include:

          - registering a web site with over 400 Internet search engines by subscribing to the Submit It! Service,

          - monitoring its rank in the search engines through the PositionAgent service,

          - participating in a competitive advertising network that allows users to promote their web sites and track success through the Banner Network service, and

          - buying targeted advertising space on affordable web sites through the LinkExchange Express service.

     We receive referral fees from certain purchases made by our customers from links from the dot com promotions service.

Internet Technology Services

     We deliver Internet technology consulting services to businesses that are utilizing Internet technologies for their internal enterprise networks, or intranets.

     - NETWORK ENGINEERING. We offer a line of services to help develop and integrate enterprise network solutions in a manner tailored to individual clients' needs.

     - NETWORK AND SYSTEM SECURITY. We provide a range of security consulting services to allow clients to protect their data and systems. We develop access and protection controls that permit internal and remote users to access computer systems, databases and applications on the network, while protecting against unauthorized access to information or misuse of systems.

     - NETWORK MANAGEMENT. We provide a range of services that allow clients to monitor, control and improve their network performance. We also provide planning and analysis to implement disaster recovery and contingencies for network system failures.

     During 1998, we provided Internet technology consulting services to more than 20 large companies. Our Internet technology consulting services are generally provided to clients on a time and expense basis. We also perform a limited number of engagements on a fixed-price basis.

MARKETING AND DISTRIBUTION RELATIONSHIPS

     We are establishing and expanding marketing and distribution relationships with companies worldwide.

Strategic Programs with Internet Access Providers and Others

     We have entered into agreements to provide enhanced services to certain Internet access providers, including Internet service providers, or "ISPs," both in the United States and in other countries, who register a significant number of second-level domain names with us on behalf of their customers.

     - PREMIER PROGRAM. Our Premier Domain Registration Service Program provides participating Internet access providers with personalized account management, customized billing and financial reports, private e-mail boxes and other customized features. As of March 12, 1999, we had entered into agreements with 165 companies under the Premier Program which include agreements with 71 companies located in the United States and 94 companies located in Canada, Australia, New Zealand and the European, South American and Asia-Pacific regions.

     - ALLIANCE PROGRAM. The Alliance Program is available to members of the Premier Program who have participated in the program for a minimum of one year and who have registered a significant number of second-level domain names with us. The Alliance Program is designed to enable us and our participating companies to provide reciprocal links and referrals to the other party's distribution channels for each other's complementary services.

     - AFFILIATE PROGRAM. In September 1998, we launched our Affiliate Program. This program provides a way for small Internet access providers and other companies and individuals to establish a link to our RegistrationPlus domain name registration process. The Affiliate Program is designed for participation by Internet access providers, web hosting companies, and web site design companies that currently register their customers' domain names through us, as well as other companies and individuals who could benefit from providing this service to their customers. As of March 12, 1999, approximately 4,375 Affiliates were part of the program.

Distribution Channel Marketing Agreements

     We are developing co-marketing programs with channel partners.

     DOMESTIC AGREEMENTS. In 1998, we entered into agreements with Dun & Bradstreet Corporation, Inc. Online, infoUSA and Centraal Corporation for the marketing and development of products and services.

     - Our agreement with D&B makes it possible for businesses to register an Internet domain name and apply for a D&B D-U-N-S Number from either the D&B web site or our web site. As part of the agreement, we and D&B placed a hyperlink on each other's web site that will allow businesses and individuals registering a domain name to complete that task and then apply for their D&B D-U-N-S Number or vice versa.

     - Under our agreement with Inc., we are sponsoring Inc.'s "Guide to the Internet" web site. In the "Guide to the Internet," Inc. helps small-to-midsize companies navigate through the information and decisions needed to choose systems, tie them together, get employees to embrace them and apply them to strategic goals. From Inc.'s web site, small businesses and individuals can hyperlink to our web site where they can register or reserve a domain name using our RegistrationPlus services.

     - Under our agreement with infoUSA, we and infoUSA are providing reciprocal links and referrals to each other's products and services so that our customers can purchase infoUSA's sales leads and mailing lists services and receive information on businesses for marketing or credit purposes. InfoUSA's customers can register a domain name through our RegistrationPlus service from the infoUSA home page or purchase any other service offered through our web site.

     - Under our agreement with Centraal, we market, sell and service Centraal's "RealName" subscription orders to domain name holders, directly and through our channels worldwide. The RealName service is a web navigation service that enables users to navigate to specific Web pages and is complementary to our domain name registration services. As part of the agreement, Centraal placed a hyperlink on its web site that allows Centraal customers to register a domain name with us.

     INTERNATIONAL AGREEMENTS. We have also established distribution channels in Beijing, China through the Computer Network Information Center, or "CNIC," and in Japan through ASCII Corporation, or "ASCII".

     - Under our agreement with CNIC, CNIC is promoting in China our domain name registration services in the .com, .org and .net top level domains through a joint marketing campaign with us in Chinese publications, web sites and other media, and by providing seminars in China on registering domain names with us. Under the agreement, we are promoting domain name registration in .cn, the China country code top-level domain, under which CNIC is the registry.

     - In October 1998, we launched a Japanese language version of our RegistrationPlus service, through a strategic agreement with ASCII. Through this relationship, we will make our RegistrationPlus service available to Japanese Internet users in the Japanese language, with a Japanese call center customer support help desk and through an advertising and marketing campaign in Japanese publications, Japanese web sites and through other media.

Advertising

     In December 1997, we launched our first significant marketing campaign, a targeted print and on-line advertising campaign for our registration services. This campaign was focused on small businesses. We also launched several major multi-piece direct mail, print and web site banner advertising campaigns announcing our new products and services, such as RegistrationPlus and dot com mail. In addition, we have run two national cable television ad campaigns.

     In December 1998, we entered into two separate global marketing agreements with Yahoo Inc. and Netscape Communications Corporation under which we purchased advertising to promote our domain name registration services and other services on certain Yahoo! and Netscape web sites during 1999.

Direct Sales

     We market and distribute our services directly through our Internet home pages. In addition, we are continuing to develop our product management, marketing and sales force to target channel and distribution partners to offer our registration services electronically through existing web sites and through other direct channels, such as direct mail and telemarketing.

ONGOING PRIVATIZATION OF INTERNET ADMINISTRATION

     The Internet is not bound by geography and neither the U.S. Government nor any organization or entity currently has formal authority over all aspects of the Internet. There is, however, a requirement for central policy decisions surrounding the coordination of the administrative services required for the registration, allocation and use of top level domains and Internet Protocol numbers, and for the effective global operation of the Internet. This role has been generally filled through mutual cooperation and interrelated informal agreements, historical leadership from an unincorporated entity called the Internet Assigned Numbers Authority and involvement from the U.S. Government. With the onset of increased commercial growth of the Internet, the U.S. Government initiated an activity directed at increased privatization of the policy making and central administration of the Internet. Without authoritative policy making, it has become more difficult to achieve consensus in the historical manner. Failure to achieve consensus among the various groups who now informally administer the Internet could disrupt Internet operations or delay infrastructure improvements or changes in operations needed to maintain and expand the Internet.

     Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce. After a series of draft proposals and public comment periods, on June 10, 1998, the Department of Commerce published in the Federal Register a plan referred to as the Statement of Policy or "White Paper," calling for the formation of a not-for-profit corporation to assume responsibilities relating to the domain name system, but not to perform actual registration of domain names either as a registrar or registry. The Statement of Policy invites private sector Internet stakeholders to work together to form a new private, not-for-profit corporation to oversee policy for the Internet name and address system and provides that:

     - the not-for-profit corporation should be headquartered and incorporated in the United States and have a board of directors from around the world;

     - in making a decision to devolve U.S. government oversight of the domain name system to the not-for-profit corporation, the U.S. government will be guided by, and consider the entity's commitment to, the principles of stability, competition, private bottom-up coordination and representation;

     - to the extent that the not-for-profit corporation is established and operationally stable, transition to the private sector of domain name system administration will be phased in by September 30, 2000; and

     - the not-for-profit corporation ultimately should have the authority to:

        - set policy for and direct allocation of Internet protocol number blocks to regional Internet number registries;

        - oversee operation of the authoritative Internet root server system;

        - oversee policy for determining the circumstances under which any new top level domains are added to the domain name system; and

        - coordinate the assignment of other Internet technical parameters as needed to maintain universal connectivity on the Internet.

     The Statement of Policy distinguishes between the registry and registrar functions of the domain name system, both of which functions are currently performed exclusively by us in the .com, .org, .net and .edu top level domains, and calls for increased competition. The current technical structure of the Internet will permit only one registry for each top level domain. A registrar acts as the interface between the registry and the end-user domain name holders. Registrars submit to the registry information and other data for each of their customers that has a second level domain name in that top level domain. A registrar can provide value-added products and services in addition to its basic registration service. Numerous registrars will be able to operate within each top level domain.

     As part of the process initiated by the Statement of Policy, several proposals were put forward to the Department of Commerce on the establishment and governance of the not-for-profit corporation. The proposals differed in several respects including, among others, their approaches to the following issues: place and form of incorporation; method for selection of the interim and permanent board of directors; who should be eligible to become a member and on what questions should the members vote; what authority should be granted to the board of directors and what authority should be reserved to the members, if any; and whether there should be separate supporting organizations and, if so, what authority these organizations should have. A U.S. based private not-for-profit corporation with an international board of directors, denoted the Internet Corporation for Assigned Names and Numbers, or "ICANN," submitted various proposals which formed the basis of discussion at a number of public and private meetings. As a result of these and other meetings and private negotiations, the process initiated by the Statement of Policy has resulted in the entry by the U.S. Government into a Memorandum of Understanding, or "MOU," with ICANN. Under the MOU, the parties will jointly design, develop and test the mechanisms, methods and procedures that should be in place and the steps necessary to transition management responsibility for certain domain name system functions to a private-sector not-for-profit entity. The MOU provides that once testing is successfully completed, it is contemplated that management of certain domain name system functions will be transitioned to the mechanisms, methods and procedures designed and developed in this joint project. The U.S. Government has sent us a letter directing us to treat ICANN as the not-for-profit corporation identified in the October amendment to the Cooperative Agreement described below under "-- Status of Cooperative Agreement," in the performance of ICANN's obligations under the MOU and until such time as the MOU is terminated. We have not yet responded to that letter.

     ICANN's bylaws call for the creation of supporting organizations that will select some ICANN board members and provide policy recommendations in particular areas. ICANN called for submission by February 5, 1999 of applications from groups urging "recognition" of a domain name supporting organization that would be charged with developing recommendations for policies ICANN might apply when, and if, it begins exercising responsibility over certain domain name system matters. Those responsibilities could include entering into contracts with registries for all top level domains and eventually adding new top level domains. We submitted comments regarding the structure and function of such a domain name supporting organization. On March 4, 1999, the ICANN Board adopted a domain name supporting organization formation concept statement reflecting some, but not all of our comments. On March 15, 1999, ICANN released a staff draft of amendments to its bylaws based on the formation concept statement to establish a domain name supporting organization that will first meet in May 1999.

     We cannot be sure that ICANN will take positions favorable to us in the adoption or implementation of the final bylaws or in its further policy development or contract formation.

STATUS OF COOPERATIVE AGREEMENT

     On January 1, 1993, we initiated phase-in of a Cooperative Agreement with the National Science Foundation. The three-month phase-in was followed by a five-year operations period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 1998. Effective in September 1998, the responsibility for the Cooperative Agreement was transferred to the Department of Commerce. In October 1998, the Cooperative Agreement was amended to extend the flexibility period through September 30, 2000 and to transition to a shared registration system.

     In this transition, we will operationally separate our registry business from our registrar business. Additional, competing registrars will be able to market registrations in the .com, .net and .org top level domains through the registry that we maintain for each of those top level domains. Accordingly, persons registering second level domain names will be able to choose among a number of different registrars, including us. As the registry, we will have contracts with these competing registrars allowing them to register names in our registry database. Our registry services will be subject to a price cap, the details of which are currently under discussion with the Department of Commerce. Registrar services, once competitive, may be priced in different ways by us and competing registrars.

     On March 12, 1999, the Cooperative Agreement was amended to, among other things, delay the schedule for the development and deployment of the shared registration system, due to the fact that the MOU was not signed until November 25, 1998, or 25 days later than had been assumed when the milestones were established. The following summarizes certain terms of the October 1998 amendment to the Cooperative Agreement, as amended by the March amendment:

     - We will develop a protocol and associated software to support a shared registration system which will permit multiple registrars to provide registration services within the top level domains for which we now act as exclusive registry and registrar. Implementation of the shared registration system will reflect an agreed-upon time line, which assumes that the U.S. Government does not request changes in the specifications, including the following dates:

        - By April 26, 1999, we will initially deploy the shared registration system by establishing a test bed supporting actual registrations in .com, .org and .net by five registrars accredited by the not-for-profit corporation;

        - By June 25, 1999, we will deploy the shared registration system and make it available to support multiple licensed and accredited registrars within the top level domains for which we act as registry;

        - By October 25, 1999, we will complete reengineering of our registry/registrar interface and back end systems so as to assure that we, acting as registry, will give all licensed and accredited registrars equivalent access to registry services through the shared registration system;

     - We and other accredited entities will function as domain name registrars through the shared registration system. The shared registration system will, among other things, permit second level domain name holders to change registrars within the same registry without changing domain names;

     - We will also continue in our role as the registry of .com, .org and .net top level domains. Commencing upon the initial deployment of the shared registration system, our price for registry services in the top level domains for which we now act as registry will be no more than a dollar amount per registration, per year, agreed upon with the U.S. Government and reflecting our costs and a reasonable return on our investment;

     - Commencing upon the initial deployment of the shared registration system, for a period of 18 months, we will permit any customer with whom we have an exclusive contract as registrar to obtain registration services from other registrars;

     - From the date of the October 1998 amendment and for a period of 18 months after initial deployment of the shared registration system, we may not enter into any agreement that limits a party's ability to serve as a registrar or operate a registry;

     - We agreed to submit to the U.S. Government an electronic copy of all software and data, and a copy of documentation therefor, generated under the Cooperative Agreement through September 30, 1998. The U.S. Government agreed to take appropriate measures to protect the security and confidentiality of such data, software and documentation; and

     - We have agreed to continue to function as the administrator and operator for root zone servers A and J until such time as the U.S. Government instructs us to transfer either or both of those functions to the not-for-profit corporation or a specific alternate entity.

     As the U.S. Government transitions certain responsibilities for the domain name system to the not-for-profit corporation, corresponding obligations under the Cooperative Agreement may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and us. The U.S. Government has directed us to treat ICANN as the not-for-profit corporation for the purposes described above, but we have not yet reached agreement with the U.S. Government or ICANN with respect to the terms of such transition. We may not be able to reach agreement and either ICANN or the U.S. Government may take positions that adversely affect us.

     We have held two meetings of a focused technical advisory group to comment on and participate in testing of our shared registration system. The group included members suggested by ICANN to the Department of Commerce and other individuals. ICANN has issued accreditation standards for competing registrars and methods for selection of the initial five registrars to participate in the test bed under the shared registration system. Under the ICANN approach each accredited registrar will enter into an accreditation contract with ICANN. The proposed accreditation contract would require payment of fees to ICANN and would impose special restrictions on a registrar also acting as the registry. We filed substantial comments with ICANN objecting to various aspects of the proposed accreditation approach. We are currently in discussions with ICANN and the U.S. Government regarding implementation of the shared registration system and a wide range of contractual issues. We cannot be sure that these discussions will result in agreements or outcomes that are favorable to us.

OPERATIONS

     The functioning of the domain name system depends on a hierarchy of specialized software programs resident in network computers called domain name servers. The top level of this hierarchy consists of 13 globally distributed domain name servers, called root zone servers. The root zone servers contain the master directory of all top level domains in the Internet. Below the root zone servers in the hierarchy are the top level domain zone servers. The top level domain zone servers contain the database of active second-level domain names and corresponding Internet protocol numbers registered in each top level domain.

     The location and control of the root zone and top level domain zone servers historically has been determined by consensus of various members of the Internet community. We currently administer and operate two of the 13 root zone servers, specifically root zone servers A and J, and four top level domain zone servers. The other root zone and top level domain zone servers that we do not administer and operate are administered and operated by independent operators on a volunteer basis. Every night we update root zone server A with a file that contains the current list of top level domains and the Internet protocol numbers of the top level domain zone servers. The other top level domain zone servers then copy that file.

     To register a domain name within the .com, .org, .net and .edu top level domains, our customer or the customer's Internet access provider on behalf of the customer, completes a registration application which is submitted to us via e-mail or submits a web-based registration application through our web site. Once the customer is registered, the domain name is included in the top level domain master database that is updated nightly.

     Eleven high-speed data communications line links connected to eight Internet service providers support our registration services. By connecting to eight different Internet service providers, we seek redundancy to maintain constant access to the Internet should any given Internet service provider or link develop complications. We believe our current network is adequate and that any additional capacity will be available in the future as needed.

     Portions of our internally developed registration software have been custom-developed and are proprietary. Our internally developed registration software includes an automated registration capability that currently processes in excess of 90% of all new registration requests without human intervention.

     We have an operating facility to support our current registration operations and customer support needs. The facility includes a call center, a training center equipped for both computer and telephone training and a new computer room with expanded systems and telecommunications services. We contract for a back-up facility at a third party's secure facility in California to provide redundancy and enhanced reliability for our Internet root zone administration.

     Recently, our systems have been subject to unusually large numbers of speculative and repetitive e-mail domain name registration and modification requests from domain name speculators and other abusers. Such abuses of our systems have resulted in processing delays. We have taken, and are continuing to take, actions to combat these delays and abusive e-mails by accelerating the implementation of planned hardware upgrades to our systems and by taking other actions, including imposing certain restrictions on access to our customer database, to minimize the impact of such system abuses.

RESEARCH AND DEVELOPMENT

     In 1996, our research and development expenses were $680,000 or 3.6% of net revenue. In 1997, our research and development expenses were $1,653,000 or 3.6% of net revenues. In 1998, our research and development expenses were $4,821,000 or 5.1% of net revenues. We expect that the level of research and development expenses will continue to increase in the near future in terms of absolute dollars as we invest in developing new service offerings.

COMPETITION

COMPETITION IN THE REGISTRATION BUSINESS

     A principal objective expressed in the Statement of Policy is the introduction of competition and global participation in the management of Internet names and addresses including, among other things, competition among registrars within a single top level domain and competition among existing and new top level domains. This objective is embodied, in part, in the October 1998 amendment to the Cooperative Agreement. Many aspects of how competition will work in the domain name system, however, remain unsettled and could be impacted by, among other things, actions of the not-for-profit corporation. We currently face competition in the domain name registration business from registries for country code top level domains, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains that we currently administer. A number of entities have already begun to offer competing registration services using other top level domains.

     In developing and distributing future products and services for the Internet-based services markets, we face intense competition and expect to have multiple competitors for each of the products or services, if any, which we develop or sell. Furthermore, the industry in which we intend to compete is characterized by rapid changes and frequent product and service introductions. If a competitor were to successfully introduce certain products or services before us, it could cause our business to suffer.

COMPETITION IN THE INTERNET TECHNOLOGY SERVICES BUSINESS

     Companies with Internet expertise are current or potential competitors to our Internet Technology Services business. These companies include systems integrators and consulting firms, such as Andersen Consulting, IBM Global Services and International Network Services. We also compete with certain companies that have developed products that automate the management of IP addresses and name maps throughout enterprise-wide intranets, and with companies with internally-developed systems integration efforts. A number of these competitors and potential competitors have longer operating histories and greater name recognition and significantly greater financial, technical, marketing, distribution and other resources than we do. We may not be able to successfully compete in the Internet Technology Services area.

INTELLECTUAL PROPERTY RIGHTS

     Our principal intellectual property consists of, and our success is dependent upon, our proprietary software used in our registration service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registration services and Internet-based products and services businesses. Some of the software and protocols we use in our registration services are in the public domain or are otherwise available to our competitors. We also have compiled a database of information relating to customers in our registration business. While a portion of this database is available to the public in the form of a directory service, we believe that we have certain ownership rights in this database and we intend to protect such rights. We have no patents but our proprietary materials are protected by trade secret laws. We also own or have rights to various copyrights, trademarks and trade names in our business.

EMPLOYEES

     As of December 31, 1998, we had approximately 385 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

RISK FACTORS

     IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING US AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING

RESULTS OR FINANCIAL CONDITION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K AS A RESULT OF THE RISK FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-K.

INDUSTRY RISKS

Ongoing privatization of Internet administration could harm our registration business

     The Statement of Policy or "White Paper," calls for a phased transition of the Department of Commerce's responsibilities for the domain name system to a not-for-profit corporation by September 30, 2000. The domain name system is the system by which Internet names and addresses are registered, allocated and used. We face risks from this transition, including:

     - failure to achieve consensus on the many issues relating to the functioning and governance of the not-for-profit corporation could result in instability in domain name system administration,

     - the not-for-profit corporation could fail to gain legitimacy resulting in instability in domain name system administration,

     - the U.S. Government could refuse to transfer certain responsibilities for domain name system administration to the not-for-profit corporation due to security, stability or other reasons resulting in fragmentation or other instability in domain name system administration, and

     - the not-for-profit corporation could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are not consistent with our current or future plans.

     As the U.S. Government transitions certain responsibilities for domain name system administration to the not-for-profit corporation, corresponding obligations under our Cooperative Agreement with the Department of Commerce may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and us. We might not reach an acceptable contractual agreement with the not-for-profit corporation for our continuing role in the registration of domain names.

     The U.S. Government has sent us a letter directing us to treat ICANN as the not-for-profit corporation identified in the October amendment to the Cooperative Agreement described above, in the performance of its obligations under the MOU and until such time as the MOU is terminated. We have not yet responded to that letter. We are currently in discussions with ICANN and the U.S. Government regarding implementation of the shared registration system and a wide range of contractual issues. We cannot be sure that these discussions will result in agreements favorable to us.

     Despite the significant efforts undertaken to date, it is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the full transition to the not-for-profit corporation of domain name system responsibilities as and to the extent contemplated in the White Paper and, if it does, the effect on us of such transition. See
"-- Ongoing Privatization of Internet Administration."

Changes to or disputes under the cooperative agreement could harm our business

     Termination, or a change in the terms, of the Cooperative Agreement could harm our business. While the Cooperative Agreement by its terms expires in September 2000, it may be terminated earlier. The Department of Commerce's interpretation of certain provisions of the Cooperative Agreement could differ from ours. For example, the Department of Commerce has publicly expressed concerns about our consolidation into a single web site the web sites through which our InterNIC registration services and our RegistrationPlus services were offered. These differences in interpretation could lead to disputes between us and the Department of Commerce or the not-for-profit corporation, which may or may not be resolved in our favor. Certain aspects of implementation of the Cooperative Agreement also remain to be fully negotiated, including the maximum price we will charge for registry services in the top level domains for which we now act as registry. If we are unsuccessful in negotiating acceptable terms of implementation, the costs of implementation of the Cooperative Agreement, our relationship with the not-for-profit corporation and other matters affecting our position in a more competitive domain name system environment could be harmed. See "-- Status of Cooperative Agreement."

Challenges to authority over domain name administration could harm our business

     Withdrawal of or challenges to the U.S. Government's sponsorship or authorization of certain functions that we perform could create a public perception or result in a legal finding that we lack authority to continue in our current role as registry or registrar within the .com, .org, .net and .edu top level domains. The legal authority underlying the roles of the Department of Commerce and the not-for-profit corporation with regard to the domain name system also could be challenged. The impact, if any, of any such public perception or finding is unknown, but it could be harmful to our business.

We may not be able to compete effectively due to increased competition in the domain name registration business

     The introduction of additional competition into the domain name registration business could be harmful to our business. This includes, in particular, competition among registrars within a single top level domain, like
 .com, and competition among registrars and registries of existing and potential new top level domains. In addition, we currently face competition in the domain name registration business from registries for country code top level domains, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains which we currently register. A number of entities have already begun to offer competing registration services using other top level domains and when the shared registration system takes effect we will no longer be the exclusive registrar in the .com, .org and .net top level domains.

     Future competition in the domain name registration business as a registry or registrar could come from many different companies, including:

     - domain name registration resellers,

     - country code registries,

     - Internet access providers, and

     - major telecommunications firms.

     Many of these entities have core capabilities to deliver registry and/or registrar services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Our revenue could be reduced due to increased competition, pricing pressures or a modification of billing practices. For example, other entities may bundle domain name registrations with other products or services. See "-- Competition in the Registration Business."

We depend on future growth of the Internet and Internet infrastructure

     Our future success substantially depends on the continued growth in the use of the Internet. If the use of and interest in the Internet does not continue to grow, our business would be harmed. Continued growth of the Internet could be slowed by:

     - inadequate infrastructure,

     - lack of availability of cost-effective, high speed systems and service,

     - delays in developing or adopting new standards and protocols to handle increased levels of Internet activity, or

     - government regulation.

We rely on third parties who maintain and control root zone and top level domain zone servers

     We currently administer and operate only two of the 13 root zone servers and four top level domain zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers and top level domain zone servers, our registration business could be harmed if these volunteer operators fail to properly maintain such servers or abandon such servers.

     Further, our registration business could be harmed if any of these volunteer operators fail to include or provide accessibility to the data that we maintain in the root zone servers and the top level domain zone servers that we control. See "-- Operations."

We rely on Internet service providers

     Our registration business could be harmed if enough Internet service providers decided not to route Internet communications to or from domain names registered by us or if enough Internet service providers decided to provide routing to a set of domain name servers which did not point to our top level domain zone servers.

System failure or interruption, security breaches or our failure to meet increasing demands on our systems could harm our business

     Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our registration system could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top level domains from the Internet and the discontinuation of second level domain names in those top level domains for a period of time. The inability of our registration system and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls could result in substantial degradation in our customer support service and our ability to process registration requests in a timely manner.

     Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption. The root zone servers and top level domain zone servers that we operate are critical hardware to our operations. Interruptions could result from:

     - fire, natural disaster, sabotage, power loss, telecommunication failure, human error or similar events,

     - computer viruses, hackers or similar disruptive problems caused by employees, customers or other Internet users, and

     - systems strain caused by the growth of our customer base and our inability to sufficiently maintain or upgrade our systems.

See "-- Operations."

We may lose revenue or incur significant costs if Year 2000 compliance issues are not properly addressed

     Our failure, or the failure of third parties on which we rely, to adequately address Year 2000 compliance issues may cause us to lose revenue or to incur significant costs. The primary risks that we face with regard to Year 2000 failures are those which impact our domain name registration business. These risks include:

     - significant and protracted interruption of electrical power to data and call-center operations in our engineering facility,

     - significant and protracted interruption of telecommunications and data network services in either of our headquarters or engineering facilities,

     - the failure of components of our current back office and domain name registration related systems, and

     - the occurrence of a Year 2000 problem with respect to third-party suppliers', vendors' and outsourcing service providers' products and services.

     If we fail to solve a Year 2000 compliance problem with our mission critical business systems and processes, including the domain name servers under our control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by our employees, the result could be a failure of or interruption to normal business operations. Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on the software and systems of third parties on which our systems rely or to which they are connected. These third parties include, among others, Internet-related companies, including Internet web hosting companies, Internet access providers and Internet domain name server operators.

     We have no responsibility for, nor control over, other Internet domain name server operators that are critical to the efficient operation of the Internet. We do not know whether such domain name server operators have hardware, software or firmware that is Year 2000 compliant.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

COMPANY RISKS

Our search for a new chief executive officer presents risks and uncertainties

     On November 16, 1998, we announced the resignation of Gabriel A. Battista from his positions as Chief Executive Officer and director. We cannot reasonably estimate at this time the potential impact on us of the hiring of a new Chief Executive Officer. While we conduct a search for a new Chief Executive Officer, Michael A. Daniels, our Chairman of the Board, is acting as the Chief Executive Officer and assuming the executive responsibilities previously performed by Mr. Battista. In addition, Robert J. Korzeniewski, our Chief Financial Officer, is also acting as our Chief Operating Officer, assuming responsibility for day-to-day operations. We cannot be certain of the timing of our hiring of a new Chief Executive Officer or the effect of any delays in our hiring of a new Chief Executive Officer on the development or implementation of our strategic plan.

We must attract, integrate, train and retain key personnel knowledgeable about our business

     Given the relative "newness" and rapid growth of the Internet, there is intense competition for the limited supply of people qualified to work for us. Our future success depends on the continued service of key engineering, sales, marketing, executive and administrative personnel, and our ability to attract, hire, integrate, train and retain such personnel. Competition for engineering, sales, marketing and executive personnel is intense, particularly in the technology and Internet sectors and in the regions where our facilities are located. We cannot be certain that we will be able to retain existing personnel or attract, hire or retain additional qualified personnel. The loss of the services of any of our senior management team or other key employees or our failure to attract, integrate, train and retain additional key employees could harm our business.

Our near term success depends on the growth of our domain name registration business

     We may not be able to sustain the revenue growth we have experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If we do not successfully maintain our current position as a leading provider of domain name registration services or develop or market additional services, our business could be harmed.

     Our domain name registration services business generates over 90% of our revenue and is expected to continue to account for a very significant portion of our revenue in at least the near term. Our future success will depend largely on:

     - the continued increase in domain name registrations,

     - re-registration rates of our customers,

     - our ability to maintain our current position as a leading registrar of domain names, and

     - the successful development, introduction and market acceptance of new services that address the demands of Internet users.

We must effectively manage our marketing organization and establish and maintain distribution channels

     We will need to effectively manage our growing sales and marketing organization if we want to achieve future revenue growth. We do not know if we will be able to identify, attract and retain experienced sales and marketing personnel with relevant experience. Further, our sales and marketing organization may not be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors for registration or consulting services.

     Our ability to achieve future revenue growth will also depend on our ability to continue to establish direct sales channels and to develop multiple distribution channels. To do this we must maintain relationships with Internet access providers and other third parties.

We have a high level of uncollectible receivables

     Because of our high level of uncollectible receivables, we continually review our billing practices. Any modifications that we implement as a result of these reviews could have unanticipated harmful consequences to our business. We believe we have experienced a high level of uncollectible receivables due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring such names at a profit. Our experience has been that such resellers have a greater tendency than other customers to default on their services fees. We have established a provision for uncollectible accounts which we believe to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from our estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Financial Statements.

We are party to several legal proceedings which could have a negative financial impact on us

     We are involved in several legal proceedings. We cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in any of these proceedings, however, could harm our business. Legal proceedings in which we are involved are expensive and divert our personnel. See "Item
3 -- Legal Proceedings."

We may not be able to protect our intellectual property rights and proprietary information

     We rely on a combination of nondisclosure and other contractual arrangements with the U.S. Government, our employees and third parties, and privacy and trade secret laws to protect and limit the distribution of our proprietary customer data, software, documentation and processes we have developed in connection with our domain name registration business. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights, proprietary information or access to our customer data, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights and other companies may develop technologies that are similar or superior to our proprietary technology. The U.S. Government or ICANN could take positions adverse to our claims regarding proprietary rights or could attempt to require us to enter into agreements limiting such claims. Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights needed to use the intellectual property employed in our business, it is possible that we could become subject to claims alleging infringement of third party intellectual property rights. Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

Unsuccessful future acquisitions and investments could decrease operating income, cause operational problems or otherwise disrupt our business

     We evaluate potential acquisitions and investments on an ongoing basis for various reasons including, among others, diversification of our domain name registration and consulting businesses. Our acquisition and investment strategy poses many risks, including:

     - we may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate the financial effect on our company of any businesses we acquire or investments we make,

     - future acquisitions and investments may require us to spend significant cash amounts or may decrease our operating income,

     - we may have trouble integrating the acquired business and retaining personnel,

     - acquisitions or investments may disrupt our business and distract our management from other responsibilities, and

     - to the extent that any of the companies which we acquire or in which we invest fail, our business could be harmed.

     Whether or when pooling of interests accounting for acquisitions might become available to us depends on many factors beyond our control.

We face increasing risks associated with our international business

     While substantially all of our operations, facilities, and personnel are located within the United States, our revenues from sources outside the U.S. have increased significantly and may continue to increase in the future. As a result, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. We do not know what the impact of such regulatory, geopolitical and other factors will be on our business in the future or if we will have to modify our business practice. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

Our quarterly operating results may fluctuate; our future revenue and profitability are uncertain

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, some of which are beyond our control. Factors that may affect our revenue include:

     - variations in the number of requests for domain name registrations or demand for our services,

     - termination or completion of contracts in our Internet Technology Services business or failure to obtain additional contracts in that business, and

     - market acceptance of new service offerings.

     In addition, we expect a significant increase in our operating expenses as we:

     - increase our sales and marketing operations and activities, and

     - continue to update our systems and infrastructure.

     If the increase in our expenses is not followed by an increase in our revenue, our operating results will be harmed. The fact that in the past our revenues have increased and we have been profitable on a quarterly and annual basis is not indicative of whether our revenues will increase or whether we will be profitable on a quarterly or annual basis in the future. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTMENT RISKS

Our stock price, like that of many Internet companies, is highly volatile

     The market price of our Class A common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

     - general market conditions and market conditions affecting technology and Internet stocks generally,

     - actual or anticipated fluctuations in our quarterly or annual registrations or operating results,

     - announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits, and

     - industry conditions and trends.

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our Class A common stock. Recently, the market price of our Class A common stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, from January 1, 1999 through March 12, 1999, the reported sales price for our Class A common stock ranged from $128.0625 per share to $260.375 per share on a pre-split basis. On March 12, 1999, the reported last sale price of our Class A common stock was $222 per share on a pre-split basis.

     The market price of our Class A common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. Such litigation could result in substantial costs and a diversion of our management's attention and resources.

     See "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters."

Future sales of common stock could affect our stock price

     SAIC owns 14,850,000 of the outstanding shares of our common stock. A decision by SAIC to sell such stock could depress the market price of the Class A common stock.

SAIC may maintain significant influence over us

     Because it holds a significant number of shares of our Class B common stock, which have ten votes per share, SAIC controls 89% of the combined voting power of the Class A and Class B common stock and, therefore, effectively controls all matters requiring approval by our stockholders including the election of members of our board of directors, changes in the size and composition of the board of directors and a change in control. We do not have an agreement with SAIC which restricts its rights to convert, distribute or sell its shares of our common stock.

     If SAIC converts all of its remaining shares of Class B common stock into Class A common stock its economic interest and voting power will be below 50% of the total economic interest and voting power of our common stock after such conversion. Nonetheless, SAIC will remain our largest stockholder and may be able to exercise significant influence over us.

Certain directors may have conflicts of interest

     Certain of our directors currently serve as directors, officers and employees of SAIC. Therefore, there may be various conflicts of interest or conflicting duties for these individuals. Since our directors and officers may also own stock of SAIC, there may be conflicts of interest when directors and officers are faced with decisions that could have different implications for us and SAIC.

We rely on SAIC for certain corporate services and employee benefits

     We currently receive corporate services under an agreement with SAIC. Were SAIC to terminate these services, we may not be able to secure alternative sources for such services or such services may only be available to us at prices higher than those charged by SAIC.

     Our employees are currently eligible to participate in certain SAIC employee benefit plans. If SAIC converts its remaining shares of Class B common stock to Class A common stock, we will have to establish certain employee benefit plans of our own which could result in incremental costs to us.

Our certificate of incorporation contains provisions relating to SAIC that may adversely affect us or our stockholders

     Our certificate of incorporation includes provisions relating to competition by SAIC with us, allocations of corporate opportunities, transactions with interested parties and intercompany agreements and provisions limiting the liability of certain people. It is unclear whether such provisions are enforceable under Delaware corporate law. Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with SAIC, conflicts of interest, corporate opportunities and intercompany agreements, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. The corporate charter of SAIC does not include similar provisions. Therefore, persons who are directors and/or officers of ours and who are also directors and/or officers of SAIC may choose to take action in reliance on such provisions rather than act in a manner that might be favorable to us but adverse to SAIC.

ITEM 2.  PROPERTIES

     Our principal executive office is located in 45,000 square feet of a facility in Herndon, Virginia, under a space usage arrangement with SAIC. SAIC's lease for this facility expires in November 2002. We also lease an additional 40,000 square feet in a facility in Herndon, Virginia under a lease expiring in July 2002. We also have offices located in a 10,000 square foot facility, also in Herndon, under a space usage arrangement with SAIC. SAIC's lease for this facility expires in October 1999. Additionally, our Internet Technology Services division has offices located in: approximately 2,900 square feet in a facility in Charlotte, North Carolina, under a space usage arrangement with SAIC; approximately 3,700 square feet in a facility in Duluth, Georgia, under a sublease; approximately 220 square feet in a facility in Thousand Oaks, California, under a space usage arrangement with SAIC; and, approximately 5,000 square feet in a facility located in New York, New York. SAIC's leases with respect to the Charlotte and Thousand Oaks facilities expire in July 2002 and May 1999, respectively. Our sublease in Duluth and our lease in New York expire in January 2000 and December 2002, respectively. We recently entered into a lease to rent an additional 60,000 square foot facility in Herndon, Virginia commencing April 1, 1999 and ending March 31, 2004. We believe that our current facilities will be adequate for the next 12 months and that any additional facilities will be available in the future as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     As of March 12, 1999, we were a defendant in two active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action which suspends their use of the domain names in question. Although 48 out of approximately 6,000 of these situations have resulted in suits actually naming us as a defendant, as of March 12, 1999, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

     On March 20, 1997, PG Media, Inc., a New York-based corporation filed a lawsuit against us in the United States District Court, Southern District of New York alleging that we had restricted access to the Internet by not adding PG Media's requested top level domains to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media, in addition to requesting damages, asked that we be ordered to include reference to PG Media's top level domains and name servers in the root zone file administered by us under the Cooperative Agreement. In June 1997, we received written direction from the National Science Foundation not to take any action which would create additional top level domains or to add any new top level domains to the Internet root zone until the National Science Foundation provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the National Science Foundation as a defendant. On May 14, 1998, PG Media served us with a motion for a preliminary injunction against both defendants to compel both defendants to add PG Media's top level domains to the Internet root zone within 30 days. In response, both defendants filed cross-motions for summary judgment against PG Media. On July 20, 1998, a hearing on all parties' motions occurred. The basic issue before the court is the National Science Foundation's authority to control the Internet's root zone system. On March 16, 1999, the court granted both our and the National Science Foundation's motions for summary judgment, holding that the National Science Foundation does have authority over the root zone system and that the federal instrumentality immunity doctrine immunizes us against liability under both sections 1 and 2 of the Sherman Act.

     On October 17, 1997, a group of six plaintiffs filed the Thomas suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against us seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted our motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against us. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court's dismissal of their claims, and oral argument occurred on February 25, 1999. We are awaiting the decision of the Court of Appeals.

     On October 20, 1998, we were included as a defendant in a suit brought by the Pennsylvania Attorney General's office against a domain name holder who was alleged to have used his domain name in connection with a web site promoting white supremacy and threatening certain state employees. The Pennsylvania Attorney General named all of the communications companies in any way connected with the domain name or web site. The Pennsylvania Attorney General seeks to permanently enjoin these entities, including us, from providing services to this domain name holder in the event that the domain name holder fails to comply with the order of the court. We have answered the complaint denying any knowledge or participation in the actions of the primary defendant. No motions are pending and we expect to be dismissed from the matter.

     While we cannot reasonably estimate the potential impact of the claims advanced in the PG Media, Thomas or Pennsylvania Attorney General suits, a successful claim against us in any of these proceedings could harm our business.

     On June 27, 1997, SAIC received a Civil Investigative Demand, or "CID," from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be any antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and us relating to our Internet registration business. We cannot reasonably estimate the potential impact of the investigation nor can we predict whether a civil action may ultimately be filed by the Department of Justice or the form of relief that might be sought. Any such relief from such a suit could have a harmful effect on our business.

     On August 17, 1998, we received notice from the Commission of the European Communities, or "EC," of an investigation concerning the Company's Premier Program agreements in Europe. The EC requested production of these agreements and related materials for review and we complied. We cannot reasonably estimate the potential impact of the investigation nor can we predict whether an action will ultimately be brought by the EC or the form of relief that might be sought. Any such relief could harm our business.

     We are involved in various other investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion will harm our business.

     Legal proceedings in which we are involved have resulted and likely will result in, and any future legal proceedings can be expected to result in, substantial legal and other expenses and a diversion of the efforts of our personnel.

     See "Item 1 -- Business -- Risk Factors -- We are Party to Several Legal Proceedings Which Could Have a Negative Financial Impact on Us."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of the General Instructions to Form 10-K, the following information is included as an unnumbered Item in Part I of this Form 10-K. Set forth below is a list of the names and ages (as of March 12, 1999) of all executive officers of Network Solutions, all positions and offices with the Company held by each such person and each such person's principal occupation or employment during at least the past five years. All such persons have been appointed to serve until their successors are appointed or until their earlier resignation or retirement.

               NAME                 AGE                       POSITION
               ----                 ---                       --------
Michael A. Daniels................  53    Chairman of the Board and Acting Chief Executive
                                          Officer
Robert J. Korzeniewski............  42    Chief Financial Officer and Acting Chief
                                          Operating Officer
Bruce L. Chovnick.................  39    Senior Vice President and General Manager,
                                          Internet Technology Services
Jonathan W. Emery.................  47    Senior Vice President, General Counsel and
                                          Secretary
David H. Holtzman.................  42    Senior Vice President, Engineering
Donald N. Telage..................  54    Senior Vice President, Internet Relations and
                                          Special Programs and Director
Douglas L. Wolford................  37    Senior Vice President, Marketing and Sales
Charles A. Gomes..................  52    Vice President, Customer Programs
Michael G. Voslow.................  39    Vice President, Finance and Treasurer

     MICHAEL A. DANIELS has served as Chairman of the Board of Network Solutions since 1995 and as Acting Chief Executive Officer of Network Solutions since November 1998. Since 1986, Mr. Daniels has served in various positions with SAIC and has served as a Sector Vice President and Sector Manager for the Technology Applications Sector of SAIC since 1993. Prior thereto, Mr. Daniels served as a Group Senior Vice President of SAIC from 1991 to 1993. Mr. Daniels received a B.S. and an M.A. from Northwestern University and received a J.D. from the University of Missouri School of Law.

     ROBERT J. KORZENIEWSKI has served as Chief Financial Officer of Network Solutions since March 1996 and as Acting Chief Operating Officer of Network Solutions since November 1998. From 1987 until October 1997, Mr. Korzeniewski held a variety of senior financial positions with SAIC and served as a Corporate Vice President for Administration of SAIC from 1989 until 1997. Mr. Korzeniewski is a Certified Public Accountant and received a B.S. in Business Administration from Salem State College.

     BRUCE L. CHOVNICK has served as Senior Vice President and General Manager, Internet Technology Services of Network Solutions since September 1997. From October 1993 until September 1997, Mr. Chovnick served in various executive leadership roles with General Electric Information Services, Inc., an electronic commerce company, and, most recently, he served as Vice President of its Global Internet Solutions business. Prior to that he was a Senior Manager of IBM Corporation, a computer systems, software, networking systems and storage devices manufacturer, from January 1984 to September 1993. Mr. Chovnick received a B.S. in Computer Science from the University of Florida.

     JONATHAN W. EMERY has served as Senior Vice President, General Counsel and Secretary of Network Solutions since December 1997. From 1986 until 1997, Mr. Emery held a variety of positions with Tambrands Inc., a consumer products company, most recently as Vice President, Senior Counsel and Assistant Secretary. Prior thereto, from 1977 until 1986, Mr. Emery was an Associate with the law firm of Brown & Wood. Mr. Emery received a B.A. from Trinity College, Hartford, Connecticut, and a J.D. from Boston University School of Law.

     DAVID H. HOLTZMAN has served as Senior Vice President, Engineering of Network Solutions since February 1997. From September 1995 until January 1997, he served as Business Development Manager, Development Manager and Chief Scientist, Internet Information Technology (InfoMarket) group of IBM Corporation, a computer systems, software, networking systems and storage devices manufacturer. Prior thereto, from May 1992 to 1994, he served as a Senior Associate at Booz-Allen & Hamilton, a management consulting firm. Mr. Holtzman received a B.A. in Philosophy from the University of Pittsburgh and a B.S. in Computer Science from the University of Maryland.

     DONALD N. TELAGE has served as a director of Network Solutions since May 1995 and as Senior Vice President, Internet Relations and Special Programs of Network Solutions since February 1997. Dr. Telage also served as President and Chief Operating Officer of Network Solutions from May 1995 to February 1997. Since 1986, Dr. Telage has served in various positions with SAIC and has served as a Group Senior Vice President of SAIC since 1993. Prior thereto, Dr. Telage served as a Corporate Vice President of SAIC from 1992 to 1993. Dr. Telage received his B.A. in Psychology from the University of Connecticut and received an M.A. and a Ph.D. in Mathematics from Clark University.

     DOUGLAS L. WOLFORD has served as Senior Vice President, Marketing and Sales of Network Solutions since December 1997. From December 1994 to November 1997, Mr. Wolford was employed by General Electric Information Services, Inc., an electronic commerce company, during which tenure he progressed to the position of General Manager -- Marketing (Americas). Prior thereto, he was employed from March 1989 to December 1994 by the National Academy of

Engineering, most recently as Director, Development and Public Affairs. Mr. Wolford received a B.S. in Mechanical Engineering from North Carolina State University, a Certificat de Langue Francaise from Sorbonne University and an M.B.A. in Marketing from the University of Maryland.

     CHARLES A. GOMES has served as Vice President, Customer Programs of Network Solutions since March 1998. Mr. Gomes has been part of Network Solutions' management team since 1984. From October 1995 to March 1998, Mr. Gomes served as Director of Customer Programs. Prior to assuming his current responsibilities, Mr. Gomes managed various programs and projects at Network Solutions involving delivery of technical services to various federal and state government agencies. Mr. Gomes received a B.A. in Mathematics from the University of California, Davis, and a Master's of Education from Boston University.

     MICHAEL G. VOSLOW has served as Vice President, Finance and Treasurer since March 1998 and as Treasurer of Network Solutions since January 1997. From January 1995 to January 1997, Mr. Voslow was Vice President and Corporate Controller for MAXM Systems Corporation, a worldwide provider of computer software and professional services. Prior to joining MAXM, Mr. Voslow was a Senior Manager at Price Waterhouse where he served from August 1983 to January 1995. Mr. Voslow is a Certified Public Accountant and received a B.S. in Business Administration from Miami University (Ohio) and an M.B.A. in Finance from Duke University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Registration Statement on Form S-1 (Registration No. 333-30705) was declared effective September 25, 1997 by the Securities and Exchange Commission. Our Class A common stock began trading publicly on the Nasdaq National Market on September 26, 1997 under the symbol NSOL. Prior to that date, there was no public market for the Class A common stock.

     The managing underwriters of the Class A common stock offering commencing September 26, 1997 were Hambrecht & Quist, J.P. Morgan & Co. and PaineWebber Incorporated. We registered and sold 3,220,000 shares on a pre-split basis for our own account at an aggregate price of $57,960,000 and SAIC registered and sold 575,000 shares on a pre-split basis for its account at an aggregate price of $10,350,000, for a combined total of 3,795,000 shares on a pre-split basis at an aggregate price of $68,310,000. The offering has since terminated.

     The total amount of expenses incurred for our account in connection with the offering was $5,555,200, which was comprised of $4,057,200 for underwriting discounts and commissions and $1,498,000 of other expenses. No expenses were paid to directors, officers or persons owning more than ten percent of any class of our equity securities. Our resultant net offering proceeds were $52,404,800. The net proceeds to SAIC for its account were $9,625,500 after deducting the associated underwriting discounts and commissions of $724,500.

     On October 1, 1997, we received the offering proceeds from which a $10,000,000 dividend was paid to SAIC. SAIC owns ten percent or more of a class of our equity securities and is an affiliate of ours. The remaining proceeds have been invested in investment grade government discount notes, commercial paper and corporate bonds.

     On December 31, 1998, our Board of Directors approved a 2-for-1 stock split of the shares of our Class A common stock and Class B common stock, that was effected in the form of a 100% stock dividend on March 23, 1999 on shares of our Class A common stock and Class B common stock outstanding on February 26, 1999. The following table sets forth the range of high and low last reported last sales prices of the Class A common stock on the Nasdaq National Market, adjusted to retroactively reflect the stock split, for the period from September 26, 1997 through December 31, 1998.

                                                              HIGH         LOW
                                                              ----         ---
Year Ended December 31, 1997:
  Fourth Quarter from September 26, 1997....................  $13 3/8      $ 5 7/8
Year Ended December 31, 1998:
  First Quarter.............................................   18 9/16       6 15/32
  Second Quarter............................................   27 1/2       16 1/4
  Third Quarter.............................................   23 5/32      12 7/8
  Fourth Quarter............................................   82 23/64     14 3/16

     As of March 19, 1999, there were 105 holders of record of Network Solutions Class A common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders.

     With the exception of the $10,000,000 dividend paid to SAIC on October 1, 1997, we have neither declared nor paid cash dividends on our common stock. We currently intend to retain our earnings, if any, for future growth and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data of Network Solutions for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and the Notes related thereto included elsewhere and incorporated by reference in this Form 10-K. The selected financial data for the years ended December 31, 1996, 1997 and 1998 were derived from Network Solutions' audited financial statements included elsewhere in this Form 10-K. The information for the year ended December 31, 1994 is derived from Network Solutions' unaudited financial statements which, in the opinion of management, reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position and results of operations for the periods then ended. The selected financial data for the year ended December 31, 1995 were derived by combining Network Solutions' Results of Operations for the period January 1, 1995 through March 10, 1995 and the period March 11, 1995 through December 31, 1995, both as derived from Network Solutions' audited financial statements. Comparability of pre-acquisition periods to post-acquisition periods is limited because the financial statements have been prepared on differing bases of accounting as a result of the acquisition by SAIC.

                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                               1994      1995      1996      1997      1998
                                              -------   -------   -------   -------   -------
                                                    IN THOUSANDS, EXCEPT PER SHARE DATA
STATEMENT OF OPERATIONS DATA:
Net revenue.................................  $ 5,029   $ 6,486   $18,862   $45,326   $93,652
Cost of revenue.............................    3,073     5,704    14,666    25,798    38,530
                                              -------   -------   -------   -------   -------
Gross profit................................    1,956       782     4,196    19,528    55,122
Research and development expenses...........       --        --       680     1,653     4,821
Selling, general and administrative
  expenses..................................    1,544     2,394     6,280    12,268    37,144
Interest income.............................       --        --      (496)   (2,211)   (6,303)
Other expenses..............................      109        61        --       116       116
                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations
  before income taxes.......................      303    (1,673)   (2,268)    7,702    19,344
Provision (benefit) for income taxes........      114      (239)     (643)    3,471     8,109
                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations....      189    (1,434)   (1,625)    4,231    11,235
Loss from discontinued operations, net of
  income taxes..............................   (1,169)   (1,403)       --        --        --
                                              -------   -------   -------   -------   -------
Net income (loss)...........................  $  (980)  $(2,837)  $(1,625)  $ 4,231   $11,235
                                              =======   =======   =======   =======   =======
Basic earnings per share(1):
  Income (loss) from continuing
     operations.............................  $  0.09   $ (0.07)  $ (0.07)  $  0.16   $  0.35
  Loss from discontinued operations.........    (0.56)    (0.07)       --        --        --
                                              -------   -------   -------   -------   -------
  Net income (loss).........................  $ (0.47)  $ (0.14)  $ (0.07)  $  0.16   $  0.35
                                              =======   =======   =======   =======   =======
Weighted average shares.....................    2,084    20,670    25,000    26,610    31,957
Diluted earnings per share(1):
  Income (loss) from continuing
     operations.............................  $  0.09   $ (0.07)  $ (0.07)  $  0.16   $  0.34
  Loss from discontinued operations.........     (.56)    (0.07)       --        --        --
                                              -------   -------   -------   -------   -------
  Net income (loss).........................  $ (0.47)  $ (0.14)  $ (0.07)  $  0.16   $  0.34
                                              =======   =======   =======   =======   =======
Weighted average shares.....................    2,084    20,670    25,000    26,966    33,397

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                       1994   1995   1996   1997    1998
                                                       ----   ----   ----   -----   -----
                                                                  IN THOUSANDS
OTHER OPERATING DATA (2):
  Net new registrations..............................   24    141    489      960   1,911
  Registrations not renewed..........................   --      1     39       46      90
  Net registrations as of period end.................   37    177    627    1,541   3,362

                                                                   YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                        1994     1995      1996       1997       1998
                                                       ------   -------   -------   --------   --------
                                                                         IN THOUSANDS
BALANCE SHEET DATA:
  Cash and cash equivalents..........................  $  136   $     5   $15,540   $ 41,146   $ 12,862
  Total marketable securities........................      --        --        --     40,200    128,098
  Working capital....................................   1,340      (559)    1,362     50,947     65,791
  Total assets.......................................   2,448    11,748    66,118    149,620    243,867
  Restricted assets included in total assets.........      --     1,408    17,453     25,873        -0-
  Deferred revenue, net..............................     137     3,346    29,352     61,451    129,194
  Long-term obligations, excluding current portion...      81     1,353     9,440     18,743     35,721
  Total stockholders' equity.........................     252     3,062     1,437     47,655     75,130

---------------
(1) All share and per share data reflect the two-for-one stock split in March 1999.

(2) Net new registrations for each period include gross new registrations less an estimate of registrations that are uncollectible. Net registrations include net new registrations less an estimate of registrations not renewed. Prior to September 14, 1995, net registrations equaled gross registrations because Network Solutions was reimbursed by the National Science Foundation for all registrations under a cost plus fixed-fee contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with "Item 6 -- Selected Financial Data" and Network Solutions' Financial Statements and Notes thereto included elsewhere and incorporated by reference in this Form 10-K. Except for the historical information contained herein and incorporated herein by reference, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of Network Solutions' plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Network Solutions' actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Item
1 -- Business -- Risk Factors" and elsewhere in this Form 10-K and from time to time in Network Solutions' periodic reports.

OVERVIEW

     Network Solutions currently acts as the exclusive registry and registrar of Internet domain names within the .com, .org, .net and .edu top level domains pursuant to the Cooperative Agreement with the Department of Commerce. Domain names are used to identify a unique site or presence on the Internet. As registry and registrar for these top level domains, Network Solutions registers new domain names and is responsible for the maintenance of the master file of domain names through daily updates to the Internet. Network Solutions also provides Internet Technology Services, focusing on network engineering, network and systems security and network management solutions.

     Cumulative net registrations (gross registrations less management's estimate of uncollectible registrations and of non-re-registrations) within the top level domains administered by Network Solutions increased by 118%, from 1,541,000 domain names registered at December 31, 1997 to 3,362,000 domain names registered at December 31, 1998. Net registrations in the .com top level domain represent 84% of Network Solutions' total net registrations at December 31, 1998. Of the 3,362,000 cumulative net registrations at December 31, 1998, 1,453,000 registrations will be up for annual re-registration during the next twelve months based upon their respective anniversaries of initial registration. International registrations accounted for 28% of net new registrations during 1998 and 26% of net new registrations during 1997. Net revenue from registration services accounted for 91.5% of Network Solutions' net revenue for the year ended December 31, 1998.

     Network Solutions delivers Internet Technology Services to large companies that desire to establish or enhance their Internet presence or re-engineer legacy network infrastructures to accommodate the integration of both Internet connectivity and internal enterprise network, or intranet, technology into their information technology base. Our Internet Technology Services include network engineering, network and systems security and network management. During the year ended December 31, 1998, Network Solutions provided Internet Technology Services to more than 20 companies. Net revenue from Internet Technology Services accounted for 8.5% of Network Solutions' net revenue for the year ended December 31, 1998.

Registration Services

     In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top level domains:
 .com, .org, .net, .edu and .gov. These registration services include the initial two year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The Cooperative Agreement became effective January 1, 1993. It included a three-month phase-in period, a five-year operational period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 30, 1998. Effective September 9, 1998, the Department of Commerce took over the administration of the Cooperative Agreement from the National Science Foundation. In October 1998, the Cooperative Agreement was amended to extend the flexibility period until September 30, 2000.

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract (with an initial fee of 8%). Effective September 14, 1995, the National Science Foundation and Network Solutions amended the Cooperative Agreement to require Network Solutions to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net top level domains. Until April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual re-registration fee of $50 per year thereafter. The National Science Foundation paid the registration fees for domain names within the .edu and .gov top level domains through March 31, 1997. Commencing April 1, 1997, Network Solutions agreed with the National Science Foundation to provide domain name services within the .edu and .gov top level domains free of charge. As of October 1, 1997, Network Solutions no longer registers or administers domain names in the .gov top level domain.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by Network Solutions was required to be set aside for the enhancement of the intellectual infrastructure of the Internet (set aside funds) and, as such, was not recognized as revenue by the Company. Network Solutions has reflected these set aside funds, along with the appropriate percentage of net accounts receivable, as restricted assets and has recorded an equivalent, related current liability. Network Solutions maintained the cash received relating to the set aside funds in a separate interest bearing account. The set aside funds, plus any interest earned, were disbursed at the direction of the National Science Foundation. As of December 31, 1998, the Company had cumulatively disbursed all set aside funds collected and associated interest earned for a total of $62.3 million to the National Science Foundation at their direction. The restricted cash at December 31, 1997 and 1998 was approximately $23,512,000 and $0, respectively.

     On March 12, 1998, the National Science Foundation and Network Solutions amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 are charged $70 for two years of registration services and an annual re-registration fee of $35 per year thereafter. This amendment had no effect on the revenue currently recognized on each registration, $70 for initial registrations and $35 for re-registrations, since Network Solutions previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to Network Solutions on a per registration basis does not change, the amount charged to customers declined.

     In order to provide prompt access to new domain names on the Internet, Network Solutions generally invoices customers and permits them to pay their registration fees after their domain names are registered. Network Solutions' experience has been that, for the period from September 1995 through December 1998, approximately 31% of new registrations have ultimately been deactivated for non-payment. Network Solutions believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring registration for such names at a profit. Such resellers have a greater tendency than other customers to default on their registration fees. As a consequence, Network Solutions has recorded a comparable provision for uncollectible accounts in determining net registration revenue. This provision averaged 30% in 1996 and 1997 and 32% in 1998 and is considered adequate by Network Solutions.

     Registration fees charged to customers for registration services are recognized as revenue evenly over the registration term. For example, Network Solutions recognizes $70 on a straight-line basis over the two-year service period for each $70 initial domain name registration, equivalent to $35 per year. Annual re-registrations of domain names are recorded as revenue based upon $35 recognized on a straight-line basis over the one-year service period. This subscription-based model defers revenue recognition until Network Solutions provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At December 31, 1998, Network Solutions had net deferred revenue of $129.2 million.

     Expenses for Network Solutions increased each quarter during 1996, 1997 and 1998 as a result of increased business activities, primarily attributable to subscriber growth for Network Solutions' registration services business. Network Solutions believes continued investments in its back office infrastructure as well as significant expansion of its sales and marketing and product development activities are critical to the achievement of its goals and anticipates that costs and expenses will continue to increase in each quarter for the foreseeable future.

Internet Technology Services

     Substantially all of Network Solutions' Internet Technology Services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

     The majority of Network Solutions' Internet Technology Services are provided to customers in the financial services industry. Bank of America, formerly NationsBanc, is currently Network Solutions' largest Internet Technology Services client, accounting for 40% of Network Solutions' Internet Technology Services business net revenue and 3% of Network Solutions' total net revenue for the year ended December 31, 1998. NationsBanc originally contracted with Network Solutions in 1993 and Network Solutions currently provides network design and engineering services as well as a variety of project specific services under the contract.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in Network Solutions' Statements of Operations.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1996          1997          1998
                                                              --------      --------      --------
PERCENTAGE OF NET REVENUE:
Net revenue.............................................       100.0%        100.0%        100.0%
Cost of revenue.........................................        77.8          56.9          41.1
                                                               -----         -----         -----
Gross profit............................................        22.2          43.1          58.9
Research and development expenses.......................         3.6           3.6           5.1
Selling, general and administrative expenses............        33.3          27.1          39.7
Interest and other expense (income).....................        (2.7)         (4.6)         (6.6)
                                                               -----         -----         -----
Income (loss) before income taxes.......................       (12.0)         17.0          20.7
Provision (benefit) for income taxes....................        (3.4)          7.7           8.7
                                                               -----         -----         -----
NET INCOME (LOSS).......................................        (8.6)%         9.3%         12.0%
                                                               =====         =====         =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

Net Revenue

     Net revenue increased 107% from $45.3 million for the year ended December 31, 1997 to $93.7 million for the year ended December 31,1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 121% from $38.8 million for the year ended December 31, 1997 to $85.7 million for the year ended December 31, 1998. Net new registrations increased 99% from 960,000 for the year ended December 31, 1997 to 1,911,000 for the year ended December 31, 1998. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and intranets on a global basis. Cumulative net registrations as of December 31, 1997 were 1,541,000 as compared to 3,362,000 as of December 31, 1998 for a 118% increase.

     Additionally, net new registrations increased 137% from 262,000 for the three months ended December 31, 1997 to 621,000 for the three months ended December 31, 1998. This also represents a 23% increase over the 507,000 net new registrations for the three months ended September 30, 1998. The growth in cumulative net registrations was a 21% increase in Network Solutions' entire customer base since September 30, 1998.

     Net revenue from Internet Technology Services increased 22% from $6.5 million for the year ended December 31, 1997 to $8.0 million for the year ended December 31, 1998. Further, the fourth quarter reflected an increase of 117% over the same quarter last year and a 47% increase over the third quarter of 1998. NationsBanc accounted for $1.9 million or 4% of Network Solutions' total net revenue for the year ended December 31, 1997 and $3.2 million or 3% for the year ended December 31, 1998.

     During the year ended December 31, 1998, the Internet Technology Services division added new leadership in sales and operations and hired additional technical consultants. In addition, the division continued to emphasize its efforts targeted at lead generation and regional sales and marketing programs by opening offices in New York City and Atlanta, Georgia.

Cost of Revenue

     Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased from $25.8 million for the year ended December 31, 1997 to $38.5 million for the year ended December 31, 1998. This 49% increase was driven by a $3.0 million increase in labor, a $6.4 million increase in outsourcing costs and $2.7 million in additional depreciation charges and equipment expenditures primarily associated with supporting the growth of Network Solutions' registration services business. In the near term, the continued investment in the back office infrastructure and provision of customer service is expected to partially offset future margin improvements arising from economies of scale.

     As a percentage of net revenue, cost of revenue decreased from 56.9% for the year ended December 31, 1997 to 41.1% for the year ended December 31, 1998 principally reflecting economies of scale and other operational efficiencies achieved in Network Solutions' registration business.

Research and Development Expenses

     Research and development expenses consist primarily of compensation and consultant expenses to support the creation, development and enhancement of Network Solutions' products, services and technologies. Research and development expenses increased 192% from $1.7 million for the year ended December 31, 1997 to $4.8 million for the year ended December 31, 1998. As a percentage of net revenue, research and development expenses increased from 3.6% for the year ended December 31, 1997 to 5.1% for the year ended December 31, 1998. All significant research and development costs have been expensed as incurred. Network Solutions expects that the level of research and development expenses will continue to increase in the near future in terms of absolute dollars as Network Solutions invests in developing new service offerings.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, corporate services from SAIC, legal and other professional costs and amortization of goodwill associated with Network Solutions' 1995 acquisition by SAIC. Selling, general and administrative expenses increased 203% from $12.3 million for the year ended December 31, 1997 to $37.1 million for the year ended December 31, 1998. The increase was attributable to a $16.9 million increase in marketing and business development expenses including television, Internet banner advertising and targeted direct mail campaigns, increased staffing expenses of $1.8 million and an increase in legal and other professional costs of $2.6 million. As a percentage of net revenue, selling, general and administrative expenses increased from 27.1% for the year ended December 31, 1997 to 39.7% for the year ended December 31, 1998. Network Solutions expects that the level of selling, general and administrative expenses will continue to increase significantly in the near future in terms of absolute dollars as operations continue to expand. In particular, sales, marketing and business development expenses will increase as Network Solutions continues to promote the value of a .com web address and other new Internet-based value-added services. Network Solutions also plans to continue to develop its distribution channels, both domestically and internationally.

Interest Income

     Network Solutions had net interest income of $2.2 million for the year ended December 31, 1997 as compared to $6.3 million for the year ended December 31, 1998. The increase is attributable to the investment of the positive cash flow resulting primarily from increasing domain name registrations and the net proceeds of Network Solutions' initial public offering.

Income Taxes

     The provision for income taxes was 45% of pretax earnings, or $3.5 million for the year ended December 31, 1997, and 42%, or $8.1 million for the year ended December 31, 1998. The difference between the effective rates for both periods presented is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by Network Solutions over five years and is associated with the acquisition of Network Solutions by SAIC in 1995.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

Net Revenue

     Net revenue increased 140% from $18.9 million in 1996 to $45.3 million in 1997. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 246% from $11.2 million in 1996 to $38.8 million in 1997. Net new registrations increased 96% from 489,000 during 1996 to 960,000 during 1997. Growth in registrations was driven by the widespread use and adoption by businesses of the Internet and intranets on a global basis. Cumulative net registrations as of December 31, 1996 were 627,000 as compared to 1,541,000 as of December 31, 1997, for a 146% increase.

     Net revenue from Internet Technology Services decreased 16% from $7.7 million in 1996 to $6.5 million in 1997. This decrease was primarily attributable to a decrease in business from NationsBanc. NationsBanc, Network Solutions' largest Internet Technology Services client, accounted for $3.7 million or 20% of Network Solutions' total net revenue in 1996 and $1.9 million or 4% of Network Solutions' total net revenue in 1997.

Cost of Revenue

     Cost of revenue increased 76% from $14.7 million in 1996 to $25.8 million in 1997. The increase was primarily driven by the growth of Network Solutions' registration business which experienced additional labor costs of $4.2 million and additional outsourcing costs of $1.6 million in support of Network Solutions' invoicing, collection and processing activities. In June 1997, Network Solutions opened a 31,200 square foot facility to support its Internet business operations and in January 1998, Network Solutions signed an agreement to lease an additional 9,100 square feet at the same location.

     As a percentage of net revenue, cost of revenue decreased from 77.8% in 1996 to 56.9% in 1997. This decrease primarily reflects economies of scale that Network Solutions achieved due to the growth of its subscription-based domain name registration business.

Research and Development Expenses

     Research and development expenses increased 150% from $680,000 in 1996 to $1.7 million in 1997. All of Network Solutions' research and development costs have been expensed as incurred. As a percentage of net revenue, research and development expenses were 3.6% for both 1996 and 1997.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 95% from $6.3 million in 1996 to $12.3 million in 1997. The increase is primarily attributable to increased management and administrative labor expenses of $1.8 million, business development expenses of $1.3 million and an increase in legal costs of $1.0 million.

     As a percentage of net revenue, selling, general and administrative expenses decreased from 33.3% in 1996 to 27.1% in 1997. The decrease in percentage of net revenue reflects economies of scale Network Solutions achieved due primarily to the growth of its domain name registration business.

Interest Income

     Network Solutions had net interest income of $496,000 in 1996 as compared to $2.1 million in 1997. The increase is attributable to the investment of the net proceeds of Network Solutions' stock offering as well as improved cash flow resulting from the increase in domain name registrations.

Income Taxes (Benefit)

     The income tax benefit was $643,000 in 1996 as compared to an income tax expense of $3.5 million in 1997. The effective tax rate changed from 28% in 1996 to 45% in 1997. The difference between the effective rates is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income or loss for the year. Goodwill is being amortized by Network Solutions over five years and is associated with the acquisition of Network Solutions by SAIC in 1995.

FACTORS AFFECTING OPERATING RESULTS

     The Department of Commerce has adopted a plan, referred to as the Statement of Policy or "White Paper," calling for a phased transition of the Department's responsibilities for the domain name system to a not-for-profit corporation by September 30, 2000. The domain name system is the system by which Internet names and addresses are registered, allocated and used. We face risks from this transition. As the U.S. Government transitions certain responsibilities for domain name system administration to the not-for-profit corporation, corresponding obligations under our Cooperative Agreement with the Department of Commerce may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and us. We might not reach an acceptable contractual agreement with the not-for-profit corporation for our continuing role in the registration of domain names. The U.S. Government has sent us a letter directing us to treat ICANN as the not-for-profit corporation identified in the October amendment to the Cooperative Agreement described above, in the performance of its obligations under the MOU and until such time as the MOU is terminated. We have not yet responded to that letter. We are currently in discussions with ICANN and the U.S. Government regarding implementation of the shared registration system and a wide range of contractual issues. We cannot be sure that these discussions will result in agreements favorable to us. Despite the significant efforts undertaken to date, it is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the full transition to the not-for-profit corporation of domain name system responsibilities as and to the extent contemplated in the White Paper and, if it does, the effect on us of such transition. See "Business -- Ongoing Privatization of Internet Administration."

     Termination, or a change in the terms, of the Cooperative Agreement could harm our business. While the Cooperative Agreement by its terms expires in September 2000, it may be terminated earlier. The Department of Commerce's interpretation of certain provisions of the Cooperative Agreement could differ from ours. For example, the Department of Commerce has publicly expressed concerns about our consolidation into a single web site the web sites through which our InterNIC registration services and our RegistrationPlus services were offered. These differences in interpretation could lead to disputes between us and the Department of Commerce or the not-for-profit corporation, which may or may not be resolved in our favor. Certain aspects of implementation of the Cooperative Agreement also remain to be fully negotiated, including the maximum price we will charge for registry services in the top level domains for which we now act as registry. If we are unsuccessful in negotiating acceptable terms of implementation, the costs of implementation of the Cooperative Agreement, our relationship with the not-for-profit corporation and other matters affecting our position in a more competitive domain name system environment could be harmed. See "Business -- Status of Cooperative Agreement."

     Withdrawal of or challenges to the U.S. Government's sponsorship or authorization of certain functions that we perform could create a public perception or result in a legal finding that we lack authority to continue in our current role as registry or registrar within the .com, .org, .net and .edu top level domains. The legal authority underlying the roles of the Department of Commerce and the not-for-profit corporation with regard to the domain name system also could be challenged. The impact, if any, of any such public perception or finding is unknown, but it could be harmful to our business.

     The introduction of additional competition into the domain name registration business could be harmful to our business. This includes, in particular, competition among registrars within a single top level domain, like
 .com, and competition among registrars and registries of existing and potential new top level domains. In addition, we currently face competition in the domain name registration business from registries for country code top level domains, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains which we currently register. A number of entities have already begun to offer competing registration services using other top level domains and when the shared registration system takes effect we will no longer be the exclusive registrar in the .com, .org and .net top level domains. Our revenue could be reduced due to increased competition, pricing pressures or a modification of billing practices. For example, other entities may bundle domain name registrations with other products or services. See "Business -- Competition in the Registration Business."

     Our future success substantially depends on the continued growth in the use of the Internet. If the use of and interest in the Internet does not continue to grow, our business would be harmed.

     Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our registration system could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top level domains from the Internet and the discontinuation of second level domain names in those top level domains for a period of time. The inability of our registration system and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls could result in substantial degradation in our customer support service and our ability to process registration requests in a timely manner. Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption. The root zone servers and top level domain zone servers that we operate are critical hardware to our operations.

     Our failure, or the failure of third parties on which we rely, to adequately address Year 2000 compliance issues may cause us to lose revenue or to incur significant costs. The primary risks that we face with regard to Year 2000 failures are those which impact our domain name registration business. If we fail to solve a Year 2000 compliance problem with our mission critical business systems and processes, including the domain name servers under our control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by our employees, the result could be a failure of or interruption to normal business operations.

     On November 16, 1998, we announced the resignation of Gabriel A. Battista from his positions as Chief Executive Officer and Director. We cannot reasonably estimate at this time the potential impact on us of the hiring of a new Chief Executive Officer. We cannot be certain of the timing of our hiring of a new Chief Executive Officer or the effect of any delays in our hiring of a new Chief Executive Officer on the development or implementation of our strategic plan.

     Given the relative "newness" and rapid growth of the Internet, there is intense competition for the limited supply of people qualified to work for us. Our future success depends on the continued service of key engineering, sales, marketing, executive and administrative personnel, and our ability to attract, hire, integrate, train and retain such personnel. The loss of the services of any of our senior management team or other key employees or our failure to attract, integrate, train and retain additional key employees could harm our business.

     We may not be able to sustain the revenue growth we have experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If we do not successfully maintain our current position as a leading provider of domain name registration services or develop or market additional services, our business could be harmed.

     Our domain name registration services business generates over 90% of our revenue and is expected to continue to account for a very significant portion of our revenue in at least the near term. Our ability to achieve future revenue growth will also depend on our ability to continue to establish direct sales channels and to develop multiple distribution channels. To do this we must maintain relationships with Internet access providers and other third parties.

     Because of our high level of uncollectible receivables, we continually review our billing practices. Any modifications that we implement as a result of these reviews could have unanticipated harmful consequences to our business. We have established a provision for uncollectible accounts which we believe to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from our estimates.

     We are involved in several legal proceedings. We cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in any of these proceedings, however, could harm our business. Legal proceedings in which we are involved are expensive and divert our personnel. See "Item
3 -- Legal Proceedings."

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, some of which are beyond our control. In addition, we expect a significant increase in our operating expenses. If the increase in our expenses is not followed by an increase in our revenue, our operating results will be harmed. The fact that in the past our revenues have increased and we have been profitable on a quarterly and annual basis is not indicative of whether our revenues will increase or whether we will be profitable on a quarterly or annual basis in the future.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly financial information for each of the eight quarters in the years ended December 31, 1997 and 1998. In the opinion of management, this information has been presented on the same basis as the audited financial statements referenced in this Form 10-K, and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of Network Solutions and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                   QUARTER ENDED
                              ---------------------------------------------------------------------------------------
                              MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                1997       1997       1997        1997       1998       1998       1998        1998
                              --------   --------   ---------   --------   --------   --------   ---------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.................   $8,655    $10,069     $12,172    $14,430    $16,492    $20,476     $25,427    $31,257
Cost of revenue.............    5,294      6,141       7,033      7,330      7,348      8,791      10,312     12,079
                               ------    -------     -------    -------    -------    -------     -------    -------
Gross profit................    3,361      3,928       5,139      7,100      9,144     11,685      15,115     19,178
Research and development
  expenses..................      311        407         377        558        725        815       1,353      1,928
Selling, general and
  administrative expenses...    2,301      2,487       3,105      4,375      6,182      8,008      10,248     12,706
Interest income.............     (149)      (335)       (570)    (1,041)    (1,292)    (1,384)     (1,654)    (1,857)
                               ------    -------     -------    -------    -------    -------     -------    -------
Income before income
  taxes.....................      898      1,369       2,227      3,208      3,529      4,246       5,168      6,401
Provision for income
  taxes.....................      382        629         995      1,465      1,480      1,783       2,163      2,683
                               ------    -------     -------    -------    -------    -------     -------    -------
Net income..................   $  516    $   740     $ 1,232    $ 1,743    $ 2,049    $ 2,463     $ 3,005    $ 3,718
                               ======    =======     =======    =======    =======    =======     =======    =======
Basic EPS (1)...............   $ 0.02    $  0.03     $  0.05    $  0.06    $  0.07    $  0.08     $  0.09    $  0.11
                               ======    =======     =======    =======    =======    =======     =======    =======
Diluted EPS (1).............   $ 0.02    $  0.03     $  0.05    $  0.05    $  0.06    $  0.07     $  0.09    $  0.11
                               ======    =======     =======    =======    =======    =======     =======    =======

---------------
(1) All per share data reflect the two-for-one stock split in March, 1999. Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the quarterly basic and diluted EPS amounts may not equal the basic and diluted EPS for calendar years 1997 and 1998.

                                                                    QUARTER ENDED
                               ---------------------------------------------------------------------------------------
                               MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                 1997       1997       1997        1997       1998       1998       1998        1998
                               --------   --------   ---------   --------   --------   --------   ---------   --------
                                                          (AS A PERCENTAGE OF NET REVENUE)
Net revenue..................   100.0%     100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%
Cost of revenue..............    61.2       61.0        57.8       50.8       44.6       42.9        40.6       38.6
                                -----      -----       -----      -----      -----      -----       -----      -----
Gross profit.................    38.8       39.0        42.2       49.2       55.4       57.1        59.4       61.4
Research and development
  expenses...................     3.5        4.0         3.1        3.9        4.4        4.0         5.3        6.1
Selling, general and
  administrative expenses....    26.6       24.7        25.5       30.3       37.4       39.1        40.3       40.7
Interest income..............    (1.7)      (3.2)       (4.7)      (7.2)      (7.8)      (6.7)       (6.5)      (5.9)
                                -----      -----       -----      -----      -----      -----       -----      -----
Income before income taxes...    10.4       13.5        18.3       22.2       21.4       20.7        20.3       20.5
Provision for income taxes...     4.4        6.2         8.2       10.1        9.0        8.7         8.5        8.6
                                -----      -----       -----      -----      -----      -----       -----      -----
Net income...................     6.0%       7.3%       10.1%      12.1%      12.4%      12.0%       11.8%      11.9%
                                =====      =====       =====      =====      =====      =====       =====      =====

     Network Solutions has experienced quarterly fluctuations in operating results and anticipates that such fluctuations will continue. These fluctuations may be caused by, among other things, increases in legal and marketing expenses, market acceptance of new products, competitive pricing pressures and general economic conditions. As a result of the foregoing and other factors, Network Solutions believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied on as indications of future performance. See "Factors Affecting Operating Results" and "Item 1 -- Business -- Risk Factors -- Our Quarterly Operating Results May Fluctuate; Our Future Revenue and Profitability are Uncertain."

     Network Solutions' net revenue increased each quarter presented primarily due to an increase in the number of cumulative net registrations in each of those quarters. Network Solutions currently expects registration services revenue for the first quarter of 1999 to show continued growth based upon its existing registration base and net new registrations during the quarter. However, there can be no assurance that net registration revenue will continue to increase at historical rates, or at all, or not decrease in the future, especially when the Cooperative Agreement is terminated or if there is a change in Network Solutions' status as the exclusive registry and registrar for domain names in the .com, .net and .org top level domains, particularly as a significant portion of Network Solutions' net revenue is attributable to registrations in the .com top level domains. Notwithstanding the $129.2 million of deferred revenue at December 31, 1998, of which $93.7 million will be recognized as revenue in 1999, Network Solutions' revenue is dependent in large part on the continued growth of the Internet, Network Solutions' ability to maintain its position as the leading Internet domain name registration service provider worldwide and the evolving nature of Network Solutions' services, products and other factors.

     Operating expenses have generally increased in absolute dollars in each quarter shown as Network Solutions has increased staffing and related infrastructure costs in its back office, selling and marketing, and administrative functions. Quarter-to-quarter growth in cost of revenue was primarily attributable to increased staffing levels and increased outsourcing costs which are a function of the number of registrants. Quarter-to-quarter growth in selling, general and administrative expenses are attributable to increased staffing at the management level, continuing legal expenses and marketing costs associated with the introduction of new services and products.

LIQUIDITY AND CAPITAL RESOURCES

     From the time of its acquisition by SAIC in March 1995 until December 1996, Network Solutions participated in SAIC's centralized cash management system whereby cash received from operations was transferred to SAIC's centralized cash accounts and cash disbursements were funded from such centralized cash accounts. Accordingly, cash requirements for operating purposes and for capital expenditures were met from this source. Beginning in 1997, Network Solutions implemented its own cash management system.

     At December 31, 1998, Network Solutions' principal source of liquidity was its cash and cash equivalents of $12.9 million and its short-term investments of $118.8 million, which when combined represent an increase of $50.3 million from the December 31, 1997 balance in those accounts. Network Solutions also has $9.4 million of marketable securities held as long term investments as of December 31, 1998.

     At December 31, 1998, Network Solutions' cumulative net obligation to SAIC for intercompany activity was $4.8 million, a net increase of $3.5 million from December 31, 1997. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of Network Solutions. Network Solutions currently reimburses SAIC for intercompany activity on a monthly basis. Pursuant to a tax sharing agreement with SAIC dated September 26, 1997, Network Solutions now generally remits income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     Cash provided by operations was $63.4 million for the year ended December 31, 1998. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition which occurs ratably over the two-and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities.

     Investing activities totaled $104.7 million for the year ended December 31, 1998, of which $78.0 million was net purchases of short-term investments and $13.6 million of long-term investments. These investments are primarily comprised of commercial investment grade securities.

     Capital expenditures were $3.2 million and $13.1 million for the years ended December 31, 1997 and December 31, 1998, respectively. These expenditures were primarily for computer equipment. Network Solutions will continue to invest in the back office infrastructure in advance of continued growth in domain name registrations and as Network Solutions designs and builds the shared registration system in accordance with the Cooperative Agreement.

     Network Solutions believes that its existing cash balance, investments and cash flows expected from future operations will be sufficient to meet Network Solutions' capital requirements for at least the next 12 months.

YEAR 2000 COMPLIANCE

     Network Solutions is continually assessing the potential effects of the "Year 2000" millennium change on Network Solutions' business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and its outsourcing vendors. Network Solutions' Year 2000 project is proceeding on schedule. The project goal is to ensure that Network Solutions' business is not impacted by the date transitions associated with the Year 2000.

     Network Solutions' Year 2000 project plan is coordinated by a team that reports directly to senior management. The project team is evaluating the Year 2000 compliance of Network Solutions' business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and its outsourcing vendors whom provide services relating to Network Solutions' domain name registration business. Network Solutions' Year 2000 project is comprised of the following parallel phases:

     - Phase 1 -- Inventory all of Network Solutions' business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees in order to assign priorities to potentially impacted systems and services. This phase has been completed;

     - Phase 2 -- Assess the Year 2000 compliance of all inventoried business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and determine whether to renovate or replace any non-Year 2000 compliant systems and services. The assessment of mission critical systems has been completed however, assessment continues as a life cycle development activity;

     - Phase 3 -- Complete remediation of any non-Year 2000 compliant business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees. Conduct procurements to replace any other non-Year 2000 compliant business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees that won't be remediated. All remediation efforts are expected to be completed by June 30, 1999;

     - Phase 4 -- Test and validate remediated and replacement systems, if any such remediation or replacement is required, to ensure inter-system compliance and mission critical system functionality. The testing and validation efforts, if any are required, are expected to be completed by August 31, 1999;

     - Phase 5 -- Deploy and implement remediated and replacement systems after the completion of successful testing and validation. The deployment and implementation of the remediated or replacement systems are expected to be completed by October 30, 1999; and

     - Phase 6 -- Design contingency and business continuation plans in the event of the failure of business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by Network Solutions' employees due to the Year 2000 millennium change. The initial contingency and business continuation plan has been developed. The final contingency plan will be completed during the second quarter of 1999 and it will be updated throughout the year as appropriate.

     Based on its inventory and assessment, Network Solutions has found that less than one-half of one percent of the software code of its mission critical systems needs to be remediated to be made Year 2000 compliant. However, Network Solutions, in its normal course of business, anticipates replacing or upgrading, prior to the millennium change, portions of these systems with new systems which will also be Year 2000 compliant. Currently, Network Solutions is enhancing its "back-office" and registration-related systems and the software relating to its core domain name registration services business. When complete in 1999, this enhancement effort will result in replacing portions of the existing registration-related systems which will be procured from vendors as Year 2000 compliant and will be subjected to both component and end-to-end testing and validation to determine the Year 2000 compliance of such systems prior to acceptance and deployment in Network Solutions' business. This enhancement effort is a function of Network Solutions' business growth and not a Year 2000 remediation effort.

     Based on its inventory and assessment, Network Solutions has found no material Year 2000 problems with its facilities and telecommunications systems. Network Solutions has conducted detailed assessments of the components of its telecommunications infrastructure and is working to identify appropriate system testing guidelines. In addition, Network Solutions is seeking assurances from its facilities' landlords and telecommunications equipment vendors and data circuit providers regarding the Year 2000 compliance of their facilities and equipment. In the event of electrical power interruption outside of Network Solutions' control, Network Solutions has deployed back-up power systems capable of operating its core business indefinitely.

     Network Solutions is now in the remediation and testing phases of its project cycle. At this time, Network Solutions believes that its incremental remediation costs needed to make its current business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees Year 2000 compliant are not material. While Network Solutions is incurring some incremental costs directly relating to staff augmentation for the Year 2000 program management and technical assessment, the costs expended by Network Solutions through December 31, 1998 are less than $250,000. Network Solutions' expected total costs, including remediation and replacement costs, are estimated to be between $1,000,000 and $1,500,000 over the life of the Year 2000 project. Since portions of the mission critical "back office" and domain name registration-related systems will generally be replaced as a function of business growth, the labor and capital costs associated with such replacement systems are not directly attributed to achieving Year 2000 compliance. Network Solutions will also incur costs for extending its software testing architecture which, in addition to testing remediated systems, will be used as a normal component of Network Solutions quality assurance infrastructure. As such these costs are not directly categorized as Year 2000 project costs but as normal business development and engineering costs.

     Network Solutions is contacting its hardware and software vendors, significant suppliers, outsourcing service providers and contracting parties to determine the extent to which Network Solutions is vulnerable to any such third party's failure to achieve Year 2000 compliance for their own systems. At the present time, Network Solutions does not expect Year 2000 issues of any such third parties to materially affect Network Solutions' business. Furthermore, Network Solutions' business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on the software and systems of third parties on which Network Solutions' systems rely or to which they are connected. These third parties include, among others, Internet-related companies, including Internet web hosting companies, Internet access providers and Internet domain name server operators. Network Solutions can give no assurances that the software or systems of such third parties will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance will not have a material adverse effect on Network Solutions. To the extent that the normal operation of the Internet is disrupted by the Year 2000 millennium change, Network Solutions' business, financial condition or results of operations could be materially and adversely affected.

     Should Network Solutions fail to solve a Year 2000 compliance problem to its mission critical business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees, the result could be a failure or interruption to normal business operations. Network Solutions believes that, with the deployment of the new "back office" and domain name registration related systems in 1999, the potential for significant interruptions to normal operations should be minimized. Network Solutions' primary risks with regard to Year 2000 failures are those which impact its domain name registration business. The reasonably likely worst case risks inherent in Network Solutions' business are as follows:

     - Significant and protracted interruption of electrical power to data and call-center operations in Network Solutions' engineering facility could materially and negatively impact Network Solutions' ability to provide data and call-center operations. To mitigate this risk, Network Solutions has deployed back-up power systems capable of operating indefinitely. However, electrical power interruptions that impact Internet connectivity providers could adversely impact Network Solutions because of Network Solutions' reliance upon Internet-based operations for its day to day business.

     - Significant and protracted interruption of telecommunications and data network services in either of Network Solutions' headquarters or engineering facilities could materially and negatively impact Network Solutions' ability to provide data and call-center operations. Network Solutions has conducted detailed assessments of the components of its telecommunications infrastructure and is working to identify appropriate system testing guidelines. As part of its technical assessment, Network Solutions identified the compliance status of its data networking infrastructure and developed plans for remediation. Finally, Network Solutions has plans to seek additional assurances and a better understanding of the compliance programs of its telecommunications and data circuit providers.

     - The failure of components of Network Solutions' current "back office" and domain name registration related systems could materially and negatively impact Network Solutions' business. However, as a function of business growth, these systems are planned to be retired before the end of 1999. As a contingency planning measure, Network Solutions has conducted a technical assessment of the current systems and their software applications in the event that the deployment of the new systems is delayed beyond December 1999.

     - Despite the assurances of Network Solutions' third-party suppliers, hardware and software vendors, and outsourcing service providers regarding the Year 2000 compliance of their products and services, the potential exists that a Year 2000 problem relating to such third-party suppliers, vendors and outsourcing service providers products and services could have a material impact on Network Solutions' business. Network Solutions is conducting monthly discussions with its mission critical outsourcing service providers to determine the progress of their Year 2000 compliance programs.

     Although Network Solutions has found that it only has to remediate a small portion of its software code in its internal mission critical systems and despite Network Solutions' expectation that its enhancement effort will result in Year 2000 compliant "back-office" and registration-related systems and software relating to its core domain name registration services business, Network Solutions is currently developing a business continuation contingency plan and is performing a test on the existing core registration-related systems that are being replaced. Network Solutions finalized its initial contingency plan and completed testing of all existing systems. The final business continuation plan will be completed during the second quarter of 1999 and will be updated as appropriate throughout the year.

     Although Network Solutions is taking appropriate steps so that Network Solutions' business is not impacted by the date transitions associated with the Year 2000, Network Solutions has no responsibility for, nor control over other Internet domain name server operators or tens of thousands of lower level domain name system server operators that are critical to the efficient operation of the Internet. Network Solutions has not determined whether such domain name server operators or other server operators have hardware, software or firmware that is Year 2000 compliant. Network Solutions has notified the Department of Commerce of this issue.

Forward-Looking Statements

     The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat.
2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which Network Solutions expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of Network Solutions, unanticipated system costs, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and Network Solutions undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Network Solutions is exposed to the impact of interest rate changes and change in the market values of its investments.

     INTEREST RATE RISK. Network Solutions' exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. Network Solutions has not used derivative financial instruments in its investment portfolio. Network Solutions invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

     INVESTMENT RISK. The Company has invested in the equity instruments of a privately-held, information technology company for business and strategic purposes. This investment is included in other long-term assets and is accounted for under the cost method which approximates fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth in a separate section of this Annual Report on Form 10-K as indicated in the "Index to Financial Information" appearing on page F-1 and is incorporated herein by reference.

     The supplementary data required by this item are set forth under the "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 28 hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As permitted by General Instruction G(3) to Form 10-K, the information relating to nominees for election as directors of Network Solutions set forth under the caption "Election of Directors" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 18, 1999, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998, is incorporated by reference.

     The information on executive officers set forth under the caption "Executive Officers of the Registrant" beginning on page 22 hereof is incorporated herein by reference.

     The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption "Security Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 18, 1999, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal Year ended December 31, 1998, is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the Sections entitled "Proposal Number 1 -- Election of Directors -- Compensation of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 18, 1999, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the Section entitled "Security Ownership of Certain Beneficial Owners and Management" in Network Solutions' definitive Proxy Statement for the annual meeting of stockholders to be held on May 18, 1999, which Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the Section entitled "Relationship with SAIC and Certain Transactions" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held on May 18, 1999, which Proxy Statement will be filed with the Commission with 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          3. Exhibits

  EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
-----------                    -----------------------
      *3(i)  Second Amended and Restated Certificate of Incorporation.
    **3(ii)  Second Amended and Restated Bylaws of Network Solutions,
             Inc., as amended May 1, 1998.
      *4.1   Form of Common Stock Certificate.
      *4.2   Reference is made to Exhibits 3(i) and 3(ii).
     *10.1   Cooperative Agreement between the National Science
             Foundation and Network Solutions, Inc., as amended by
             Amendments Nos. 1, 2, 3 and 5.
     *10.2   Amendment No. 4 to the Cooperative Agreement dated September
             13, 1995.
     *10.3   Master Services Agreement for System Management Services
             dated January 21, 1997 by and between NationsBanc Services,
             Inc. and Network Solutions, Inc.
    *+10.4   1996 Stock Incentive Plan and forms of agreements
             thereunder.
     *10.5   Corporate Services Agreement between Network Solutions, Inc.
             and Science Applications International Corporation.
     *10.6   Tax Sharing Agreement between Network Solutions, Inc. and
             Science Applications International Corporation.
     *10.7   Registration Rights Agreement between Network Solutions,
             Inc. and Science Applications International Corporation.
     *10.8   Noncompetition and Corporate Opportunities Agreement between
             Network Solutions, Inc. and Science Applications
             International Corporation.
    *+10.9   Letter Agreement dated September 16, 1996 between the
             Company and Gabriel A. Battista, as amended as of September
             23, 1996.
     *10.10  Science Applications International Corporation Employee
             Stock Ownership Plan and amendments thereto.
     *10.11  Science Applications International Corporation 1995 Stock
             Option Plan.
     *10.12  Letter dated September 13, 1995 regarding Amendment No. 4 to the Cooperative Agreement.
     *10.13  Asset Transfer Agreement between Network Solutions, Inc. and
             Science Applications International Corporation.
     *10.14  Amendment No. 6 to the Cooperative Agreement dated June 23,
             1997.
  ***+10.15  1997 Employee Stock Purchase Plan.
******10.16  Amendment No. 7 to the Cooperative Agreement dated December
             3, 1997.

  EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
-----------                    -----------------------
******10.17  Amendment No. 8 to the Cooperative Agreement dated February
             20, 1998.
******10.18  Amendment No. 9 to the Cooperative Agreement dated March 12,
             1998.
     +10.19  Form of Indemnification Agreement entered into by the
             Company and each of its directors and officers at the Vice
             President level or above.
******10.20  Deed of Lease By and Between Sugarland Business Park Limited
             Partnership and Network Solutions, Inc. dated May 30, 1997
             ("Lease Agreement").
******10.21  Amendment No. 1 to Lease Agreement dated January 31, 1998.
  ****10.22  Amendment No. 10 to the Cooperative Agreement dated
             September 29, 1998.
 *****10.23  Amendment No. 11 to the Cooperative Agreement dated October
             6, 1998.
      10.24  Amendment No. 12 to the Cooperative Agreement dated March
             12, 1999.
      23.1   Consent of PricewaterhouseCoopers LLP.
      27.1   Financial Data Schedule (in electronic format only).
      27.2   Restated Financial Data Schedule (in electronic format
             only).
      27.3   Restated Financial Data Schedule (in electronic format
             only).

---------------
      * Incorporated by reference from Network Solutions, Inc.'s Registration Statement on Form S-1 (Registration No. 333-30705).
     ** Incorporated by reference from Network Solutions, Inc.'s Quarterly
        Report on Form 10-Q for the quarterly period ended March 31, 1998.
   *** Incorporated by reference from Network Solutions, Inc.'s Registration
       Statement on Form S-8 (Registration No. 333-43821).
  **** Incorporated by reference from Network Solutions, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
 ***** Incorporated by reference from Network Solutions, Inc.'s Report on Form
       8-K dated October 9, 1998.
****** Incorporated by reference from Network Solutions, Inc.'s Annual Report on
       Form 10-K for the fiscal year ended December 31, 1997.

     + Executive Compensation Plans and Arrangements.

     We own or have rights to various copyrights, trademarks and trade names used in our business. These include Network Solutions, Inc.(R), WorldNIC(TM), RegistrationPlus(TM), dot com mail(TM), dot com toolkit(TM), dot com promotions(TM), dot com people(TM) and dot com family(TM). This Annual Report on Form 10-K also includes trademarks, service marks and trade names of other companies.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 1998:

     On October 9, 1998, we filed a report on Form 8-K, pursuant to Item 5 on such form, to report our entering into Amendment 11 to our Cooperative Agreement with the United States Department of Commerce. Amendment 11, among other things, extends the flexibility period of the Cooperative Agreement through September 30, 2000.

     On November 20, 1998, we filed a report on Form 8-K, pursuant to Item 5 on such form, to report the resignation of our Chief Executive Officer and Director, Gabriel A. Battista.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NETWORK SOLUTIONS, INC.

                                          By:    /s/ MICHAEL A. DANIELS
                                            ------------------------------------
                                                     MICHAEL A. DANIELS
                                              CHAIRMAN OF THE BOARD AND ACTING
                                                   CHIEF EXECUTIVE OFFICER
Dated: March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE DATES INDICATED.

               NAME                                     TITLE                            DATE
               ----                                     -----                            ----

      /s/ MICHAEL A. DANIELS           Chairman of the Board and Acting Chief       March 30, 1999
----------------------------------                Executive Officer
        MICHAEL A. DANIELS

    /s/ ROBERT J. KORZENIEWSKI      Chief Financial Officer (Principal Financial    March 30, 1999
----------------------------------   Officer) and Acting Chief Operating Officer
      ROBERT J. KORZENIEWSKI

      /s/ MICHAEL G. VOSLOW             Vice President, Finance and Treasurer       March 30, 1999
----------------------------------         (Principal Accounting Officer)
        MICHAEL G. VOSLOW

      /s/ J. ROBERT BEYSTER                           Director                      March 30, 1999
----------------------------------
        J. ROBERT BEYSTER

       /s/ CRAIG I. FIELDS                            Director                      March 30, 1999
----------------------------------
         CRAIG I. FIELDS

        /s/ JOHN E. GLANCY                            Director                      March 30, 1999
----------------------------------
          JOHN E. GLANCY

         /s/ J. D. HEIPT                              Director                      March 30, 1999
----------------------------------
         J. DENNIS HEIPT

       /s/ W. A. ROPER, JR.                           Director                      March 30, 1999
----------------------------------
      WILLIAM A. ROPER, JR.

     /s/ STRATTON D. SCLAVOS                          Director                      March 30, 1999
----------------------------------
       STRATTON D. SCLAVOS

       /s/ DONALD N. TELAGE                           Director                      March 30, 1999
----------------------------------
         DONALD N. TELAGE

                         INDEX TO FINANCIAL INFORMATION

                                                                PAGE
                                                              REFERENCE
                                                              ---------
Report of Independent Accountants...........................    F- 2
1. Financial Statements:
   Statements of Financial Position as of December 31, 1997
     and 1998...............................................    F- 3
   Statements of Operations for the Years Ended December 31,
     1996, 1997 and 1998....................................    F- 4
   Statements of Changes in Stockholders' Equity for the
     Years Ended December 31, 1996, 1997 and 1998...........    F- 5
   Statements of Cash Flows for the Years Ended December 31,
     1996, 1997 and 1998....................................    F- 6
   Notes to Financial Statements............................    F- 7
2. Financial Statement Schedule:
   Valuation and Qualifying Accounts and Reserves...........    F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Network Solutions, Inc.

     In our opinion, the financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Network Solutions, Inc. (a majority-owned subsidiary of Science Applications International Corporation) at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

McLean, VA
February 5, 1999

                            NETWORK SOLUTIONS, INC.

                        STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 41,146,000   $ 12,862,000
  Short-term investments....................................    40,200,000    118,808,000
  Accounts receivable, net..................................     5,792,000     22,628,000
  Prepaids and other assets.................................     1,005,000      4,001,000
  Deferred tax asset........................................    20,153,000     40,508,000
  Restricted assets.........................................    25,873,000             --
                                                              ------------   ------------
          Total current assets..............................   134,169,000    198,807,000
Furniture and equipment, net................................     6,146,000     16,005,000
Long-term investments.......................................            --     13,590,000
Deferred tax asset..........................................     8,128,000     14,831,000
Goodwill, net...............................................     1,177,000        634,000
                                                              ------------   ------------
          Total Assets......................................  $149,620,000   $243,867,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  6,426,000   $ 28,287,000
  Due to parent.............................................     1,250,000      4,766,000
  Income taxes payable......................................     5,042,000      5,409,000
  Current portion of capital lease obligations..............       842,000        834,000
  Deferred revenue, net.....................................    43,789,000     93,720,000
  Internet fund liability...................................    25,873,000             --
                                                              ------------   ------------
          Total current liabilities.........................    83,222,000    133,016,000
Capital lease obligations...................................     1,081,000        247,000
Long-term deferred revenue, net.............................    17,662,000     35,474,000
                                                              ------------   ------------
          Total liabilities.................................   101,965,000    168,737,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; none issued and outstanding in 1997 and 1998...            --             --
  Class A common stock, $.001 par value; authorized
     100,000,000 shares; 7,590,000 and 9,140,372 issued and
     outstanding in 1997 and 1998...........................         4,000          9,000
  Class B common stock, $.001 par value; authorized
     30,000,000 shares; 23,850,000 issued and outstanding in
     1997 and 1998..........................................        12,000         24,000
  Additional paid-in capital................................    56,451,000     72,331,000
  Retained earnings (accumulated deficit)...................    (8,812,000)     2,407,000
  Accumulated other comprehensive income....................            --        359,000
                                                              ------------   ------------
          Total stockholders' equity........................    47,655,000     75,130,000
                                                              ------------   ------------
          Total Liabilities and Stockholders' Equity........  $149,620,000   $243,867,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       1996          1997          1998
                                                    -----------   -----------   -----------
Net revenue.......................................  $18,862,000   $45,326,000   $93,652,000
Cost of revenue...................................   14,666,000    25,798,000    38,530,000
                                                    -----------   -----------   -----------
Gross profit......................................    4,196,000    19,528,000    55,122,000
Research and development expenses.................      680,000     1,653,000     4,821,000
Selling, general and administrative expenses......    6,280,000    12,268,000    37,144,000
Interest income...................................     (496,000)   (2,211,000)   (6,303,000)
Other expenses....................................           --       116,000       116,000
                                                    -----------   -----------   -----------
Income (loss) before income taxes.................   (2,268,000)    7,702,000    19,344,000
Provision (benefit) for income taxes..............     (643,000)    3,471,000     8,109,000
                                                    -----------   -----------   -----------
Net income (loss).................................  $(1,625,000)  $ 4,231,000   $11,235,000
                                                    ===========   ===========   ===========
Earnings (loss) per common share:
  Basic...........................................  $     (0.07)  $      0.16   $      0.35
                                                    ===========   ===========   ===========
  Diluted.........................................  $     (0.07)  $      0.16   $      0.34
                                                    ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements

                            NETWORK SOLUTIONS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                                CLASS A               CLASS B                           OTHER
                                              COMMON STOCK          COMMON STOCK       ADDITIONAL      COMPRE-       RETAINED
                                           ------------------   --------------------     PAID-IN       HENSIVE       EARNINGS
                                            SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL       INCOME       (DEFICIT)
                                           ---------   ------   ----------   -------   -----------   -----------   ------------
Balance, December 31, 1995...............         --   $  --    12,500,000   $12,000   $ 4,468,000    $     --     $ (1,418,000)
Net loss for the year ended December 31,
  1996...................................         --      --            --        --            --          --       (1,625,000)
                                           ---------   ------   ----------   -------   -----------    --------     ------------
Balance, December 31, 1996...............         --      --    12,500,000    12,000     4,468,000          --       (3,043,000)
Declaration of Class B dividend..........         --      --            --        --            --          --      (10,000,000)
Conversion of Class B Common Stock.......    575,000      --      (575,000)       --            --          --               --
Issuance of Class A Common Stock.........  3,220,000   4,000            --        --    51,983,000          --               --
Net income for the year ended December
  31, 1997...............................         --      --            --        --            --          --        4,231,000
                                           ---------   ------   ----------   -------   -----------    --------     ------------
Balance, December 31, 1997...............  3,795,000   4,000    11,925,000    12,000    56,451,000          --       (8,812,000)
Issuance of common stock pursuant to
  stock plans............................    775,000   1,000            --        --    10,273,000          --               --
Tax benefit associated with stock
  plans..................................         --      --            --        --     5,607,000          --               --
Two-for-one common stock split effected
  in the form of a 100% stock dividend...  4,570,000   4,000    11,925,000    12,000            --          --          (16,000)
Comprehensive Income:
  Net income for the year ended December
    31, 1998.............................         --      --            --        --            --          --       11,235,000
  Other comprehensive income, net of tax;
    unrealized gains on securities.......         --      --            --        --            --     359,000               --
Comprehensive income.....................         --      --            --        --            --          --               --
                                           ---------   ------   ----------   -------   -----------    --------     ------------
Balance, December 31, 1998...............  9,140,000   $9,000   23,850,000   $24,000   $72,331,000    $359,000     $  2,407,000
                                           =========   ======   ==========   =======   ===========    ========     ============


                                             COMPRE-         TOTAL
                                             HENSIVE     STOCKHOLDERS'
                                             INCOME         EQUITY
                                           -----------   -------------
Balance, December 31, 1995...............  $        --   $  3,062,000
Net loss for the year ended December 31,
  1996...................................           --     (1,625,000)
                                           -----------   ------------
Balance, December 31, 1996...............           --      1,437,000
Declaration of Class B dividend..........           --    (10,000,000)
Conversion of Class B Common Stock.......           --             --
Issuance of Class A Common Stock.........           --     51,987,000
Net income for the year ended December
  31, 1997...............................           --      4,231,000
                                           -----------   ------------
Balance, December 31, 1997...............           --     47,655,000
Issuance of common stock pursuant to
  stock plans............................           --     10,274,000
Tax benefit associated with stock
  plans..................................           --      5,607,000
Two-for-one common stock split effected
  in the form of a 100% stock dividend...           --             --
Comprehensive Income:
  Net income for the year ended December
    31, 1998.............................   11,235,000     11,235,000
  Other comprehensive income, net of tax;
    unrealized gains on securities.......      359,000        359,000
                                           -----------
Comprehensive income.....................  $11,594,000             --
                                           ===========   ------------
Balance, December 31, 1998...............                $ 75,130,000
                                                         ============

   The accompanying notes are an integral part of these financial statements

                            NETWORK SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                    1996           1997           1998
                                                ------------   ------------   -------------
Cash flows from operating activities:
  Net income (loss)...........................  $ (1,625,000)  $  4,231,000   $  11,235,000
  Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
     Depreciation and amortization............     1,417,000      2,432,000       3,754,000
     Provision for uncollectible accounts
       receivable.............................     3,597,000      8,082,000       2,247,000
     Deferred income taxes....................   (12,834,000)   (13,226,000)    (27,317,000)
     Tax benefit associated with stock
       plans..................................            --             --       5,607,000
     Changes in operating assets and
       liabilities:
       Increase in accounts receivable........   (12,144,000)    (1,287,000)    (19,083,000)
       Increase in prepaids and other
          assets..............................      (925,000)       (69,000)     (2,996,000)
       Increase in accounts payable and
          accrued liabilities.................     1,226,000      3,845,000      21,861,000
       Increase in income taxes payable.......            --      5,042,000         367,000
       Increase in deferred revenue...........    26,006,000     32,099,000      67,743,000
                                                ------------   ------------   -------------
          Net cash provided by operating
             activities.......................     4,718,000     41,149,000      63,418,000
                                                ------------   ------------   -------------
Cash flows from investing activities:
  Purchase of furniture and equipment.........    (1,901,000)    (3,240,000)    (13,070,000)
  Purchase of short-term investments, net.....            --    (40,200,000)    (77,990,000)
  Purchase of long-term investments...........            --             --     (13,590,000)
  Net investment in net assets of discontinued
     operations...............................      (208,000)            --              --
                                                ------------   ------------   -------------
          Net cash used in investing
             activities.......................    (2,109,000)   (43,440,000)   (104,650,000)
                                                ------------   ------------   -------------
Cash flows from financing activities:
  Net transactions with SAIC..................    12,926,000    (14,045,000)      3,516,000
  Proceeds from issuance of common stock......            --     52,405,000              --
  Dividend paid...............................            --    (10,000,000)             --
  Issuance of common stock pursuant to stock
     plans....................................            --             --      10,274,000
  Repayment of capital lease obligations......            --       (463,000)       (842,000)
                                                ------------   ------------   -------------
          Net cash provided by financing
             activities.......................    12,926,000     27,897,000      12,948,000
                                                ------------   ------------   -------------
Net increase (decrease) in cash and cash
  equivalents.................................    15,535,000     25,606,000     (28,284,000)
Cash and cash equivalents, beginning of
  year........................................         5,000     15,540,000      41,146,000
                                                ------------   ------------   -------------
Cash and cash equivalents, end of year........  $ 15,540,000   $ 41,146,000   $  12,862,000
                                                ============   ============   =============

   The accompanying notes are an integral part of these financial statements

                            NETWORK SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Network Solutions currently acts as the exclusive registry and registrar of Internet domain names within the .com, .org, .net and .edu top level domains pursuant to the Cooperative Agreement with the Department of Commerce. Domain names are used to identify a unique site or presence on the Internet. As registry and registrar for these top level domains, Network Solutions registers new domain names and is responsible for the maintenance of the master file of domain names through daily updates to the Internet. Network Solutions also provides Internet Technology Services, focusing on network engineering, network and systems security and network management solutions.

Cooperative Agreement

     In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top level domains:
 .com, .org, .net, .edu and .gov. These registration services include the initial two year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The Cooperative Agreement became effective January 1, 1993. It included a three-month phase-in period, a five-year operational period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 30, 1998. Effective September 9, 1998, the Department of Commerce took over the administration of the Cooperative Agreement from the National Science Foundation. In October 1998, the Cooperative Agreement was amended to extend the flexibility period until September 30, 2000.

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract (with an initial fee of 8%). Effective September 14, 1995, the National Science Foundation and Network Solutions amended the Cooperative Agreement to require Network Solutions to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net top level domains. Until April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual re-registration fee of $50 per year thereafter. The National Science Foundation paid the registration fees for domain names within the .edu and .gov top level domains through March 31, 1997. Commencing April 1, 1997, Network Solutions agreed with the National Science Foundation to provide domain name services within the .edu and .gov top level domains free of charge. As of October 1, 1997, Network Solutions no longer registers or administers domain names in the .gov top level domain.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by Network Solutions was required to be set aside for the enhancement of the intellectual infrastructure of the Internet (set aside funds) and, as such, was not recognized as revenue by Network Solutions. Network Solutions has reflected these set aside funds, along with the appropriate percentage of net accounts receivable (Note 3), as restricted assets and has recorded an equivalent, related current liability. Network Solutions maintained the cash received relating to the set aside funds in a separate interest bearing account. The set aside funds, plus any interest earned, were disbursed at the direction of the National Science Foundation. As of December 31, 1998, Network Solutions had cumulatively disbursed all set aside funds collected and associated interest earned for a total of $62.3 million to the National Science Foundation at their direction. The restricted cash at December 31, 1997 and 1998 was approximately $23,512,000 and $0, respectively.

                            NETWORK SOLUTIONS, INC.

NOTE 1 -- COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) On March 12, 1998, the National Science Foundation and Network Solutions
amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 are charged $70 for two years of registration services and an annual re-registration fee of $35 per year thereafter. This amendment had no effect on the revenue currently recognized on each registration, $70 for initial registrations and $35 for re-registrations, since Network Solutions previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to Network Solutions on a per registration basis does not change, the amount charged to customers declined.

     For purposes of Network Solutions' statements of cash flows, amounts relating to these restricted assets and the Internet fund liability have been excluded in their entirety.

Revenue Recognition

     Registration fees charged to end users for registration services provided by Network Solutions are recognized on a straight-line basis over the life of the registration term, two years for initial registrations and one year for re-registrations. Network Solutions records revenue net of an estimated provision for uncollectible accounts receivable (Note 3).

     Substantially all of Network Solutions' Internet Technology Services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

     One Internet Technology Services' customer contributed approximately 20% of net revenue for the year ended December 31, 1996. During the years ended December 31, 1997 and 1998, there were no customers which individually represented more than 4% of net revenues.

Deferred Revenue

     Deferred revenue primarily represents the unearned portion of revenue related to the unexpired term of registration fees, net of an estimate for uncollectible accounts receivable (Note 3).

Cash and Cash Equivalents

     Network Solutions considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short and Long-Term Investments

     Short and long-term investments in marketable securities are classified as available-for-sale. All long-term investments in marketable securities mature within two years. At December 31, 1997 and 1998, the fair value of short and long-term investments approximated cost. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

     At December 31, 1998, Network Solutions also held equity interests in a privately-held, information technology company totaling $4,200,000. This investment is included in other long-term assets and is accounted for under the cost method which approximates fair value.

                            NETWORK SOLUTIONS, INC.

NOTE 1 -- COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Financial Instruments

     The recorded value of Network Solutions' financial instruments, which include short and long-term investments, accounts receivable and accounts payable, approximates market value. Concentration of credit risks with respect to registration receivables is limited due to the wide variety and number of customers, as well as their dispersion across geographic areas. Network Solutions has no derivative financial instruments.

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

Goodwill

     Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in Network Solutions' acquisition by Science Applications International Corporation, or SAIC, in 1995 and is amortized over five years using the straight-line method. Amortization expense of $715,000, $686,000 and $543,000 for years ended December 31, 1996, 1997 and 1998, respectively, was included in selling, general and administrative expenses. In connection with Network Solutions' initial public offering during 1997, SAIC sold a portion of its interest in Network Solutions resulting in a corresponding reduction of goodwill in the amount of $418,000 which was charged to additional paid-in capital.

Stock Split

     On December 31, 1998, Network Solutions' board of directors approved a two-for-one stock split of the shares of Class A common stock and Class B common stock, to be effected in the form of a 100% stock dividend on shares of Class A common stock and Class B common stock outstanding on February 26, 1999. The stock dividend will be distributed on March 23, 1999. Share and per share information for all periods presented in the accompanying financial statements have been adjusted to reflect the two-for-one stock split.

Software Development Costs

     Research and development costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", Network Solutions has not capitalized any significant software development costs as of December 31, 1998.

Income Taxes

     Deferred taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of

                            NETWORK SOLUTIONS, INC.

NOTE 1 -- COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) temporary differences between financial statement reporting and income tax purposes. A valuation allowance is recorded if it is "more likely than not" that some portion of or all of a deferred tax asset will not be realized.

     Until Network Solutions' initial public offering, Network Solutions filed tax returns as part of SAIC's consolidated tax group. Tax expense during this period has been determined as if Network Solutions was a separate taxpayer and was charged to Network Solutions by SAIC. Effective October 1, 1997, Network Solutions is no longer part of SAIC's consolidated tax group for federal income tax purposes and prepares its income tax returns as a separate entity.

Stock Based Compensation

     Network Solutions accounts for its stock option and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". No compensation cost has been recognized by Network Solutions for its employee stock plans. The SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative accounting method to APB No. 25 and requires additional pro forma disclosures (Note 11). Network Solutions expects to continue to account for its employee stock plans in accordance with the provisions of APB No. 25.

Segment Data

     During 1998, Network Solutions adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates internal reporting that is used by management for making operating decisions and assessing performance as the source of an entity's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations, financial position or segment information disclosures of Network Solutions due to the nature and relative magnitude of its business activities.

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

Newly Issued Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

                            NETWORK SOLUTIONS, INC.

NOTE 1 -- COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Network Solutions is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

NOTE 2 -- RECAPITALIZATION AND INITIAL PUBLIC OFFERING

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

     On October 1, 1997, Network Solutions completed an initial public offering of 7,590,000 shares of its $.001 par value Class A common stock, including 990,000 shares resulting from the exercise of certain overallotment provisions. Network Solutions' net proceeds from the initial public offering, including overallotment, were $52.5 million based on Network Solutions' direct sale of 6,440,000 shares of Class A common stock.

     Prior to the offering, Network Solutions was a wholly-owned subsidiary of SAIC. In conjunction with the initial public offering, SAIC converted 1,150,000 shares (including 150,000 overallotment shares) of Class B common stock into 1,150,000 shares of Class A common stock and directly sold the shares as a selling stockholder. Upon completion of the offering, SAIC owned 100% of the outstanding Class B common stock representing 75.9% of Network Solutions' equity and 96.9% of the combined voting power of Network Solutions' outstanding Class B and Class A common stock.

     On August 21, 1997, Network Solutions' Board of Directors declared a $10,000,000 dividend to be paid to SAIC upon consummation of the initial public offering. This dividend was paid to SAIC on October 1, 1997.

NOTE 3 -- ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following amounts as of December 31:

                                                           1997          1998
                                                        -----------   -----------
Billed................................................  $24,483,000   $42,679,000
Unbilled..............................................    1,526,000     5,695,000
                                                        -----------   -----------
          Total accounts receivable before
             allowances...............................   26,009,000    48,374,000
Less -- Allowance for uncollectible accounts..........  (17,856,000)  (25,746,000)
     -- Accounts receivable allocable to 30% NSF set
          aside (Note 1)..............................   (2,361,000)           --
                                                        -----------   -----------
Accounts receivable, net..............................  $ 5,792,000   $22,628,000
                                                        ===========   ===========

     Unbilled receivables consist of registration fees and time and material contract costs which have been incurred but which have not yet been billed.

     In accounting for registration fees, Network Solutions initially records the gross amount of the registration fee to accounts receivable and deferred revenue. The allowance for estimated uncollectible accounts is recorded against both accounts receivable and deferred revenue balances (see Note 1 for

                            NETWORK SOLUTIONS, INC.

NOTE 3 -- ACCOUNTS RECEIVABLE -- (CONTINUED) treatment of the 30% National Science Foundation set aside). From the deferred revenue and allowance balances, Network Solutions records revenue and its provision for uncollectible accounts on a straight-line basis over the registration term. Effective April 1, 1998, Network Solutions consolidates and then amortizes only the net deferred revenue balance as net revenue over the registration term.

     The provision for uncollectible accounts receivable, which was separately recorded and deducted from gross registration fees in determining net registration revenue, was $3,597,000, $7,782,000 and $2,168,000, respectively, for the years ended December 31, 1996, 1997 and 1998. An additional $300,000 and $79,000 of bad debt expense was recorded in 1997 and 1998, respectively, for the write-off of Internet Technology Services receivables. Network Solutions' allowance for uncollectible accounts receivable is associated solely with its registration services business. The provision for uncollectible accounts receivable is primarily due to the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring registration for such names at a profit. Network Solutions' experience has been that, in contrast to other registrants, such speculative resellers have a higher tendency to default on their registration fees, returning the names into the available pool for subsequent registration.

NOTE 4 -- FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following amounts as of December 31:

                                                           1997          1998
                                                        -----------   -----------
Furniture and office equipment........................  $   476,000   $   833,000
Computer equipment....................................    8,619,000    19,400,000
Leasehold improvements................................      288,000     2,018,000
                                                        -----------   -----------
  Furniture and equipment, at cost....................    9,383,000    22,251,000
Less: Accumulated depreciation and amortization.......   (3,237,000)   (6,246,000)
                                                        -----------   -----------
Furniture and equipment, net..........................  $ 6,146,000   $16,005,000
                                                        ===========   ===========

     Furniture and equipment includes $2,386,000 of computer equipment acquired during 1997 under capital lease agreements. Amortization expense related to capital leases totaled $915,000 and $1,028,000 in 1997 and 1998, respectively. Total depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 was $702,000, $1,746,000 and $3,211,000, respectively.

NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following amounts as of December 31:

                                                             1997         1998
                                                          ----------   -----------
Accounts payable........................................  $1,896,000   $ 7,647,000
Accrued expenses........................................   2,384,000    16,717,000
Accrued payroll.........................................   2,146,000     3,923,000
                                                          ----------   -----------
          Total accounts payable and accrued expenses...  $6,426,000   $28,287,000
                                                          ==========   ===========

                            NETWORK SOLUTIONS, INC.

NOTE 6 -- LEASES

     Future minimum lease payments, including fixed escalation increases for office space and equipment under capital and operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are:

                                                           CAPITAL      OPERATING
                YEAR ENDING DECEMBER 31:                    LEASES       LEASES
                ------------------------                  ----------   -----------
1999....................................................  $  885,000   $ 3,778,000
2000....................................................     252,000     3,099,000
2001....................................................          --     1,935,000
2002....................................................          --     1,452,000
                                                          ----------   -----------
          Total minimum lease payments..................   1,137,000   $10,264,000
                                                                       ===========
Less: Amounts representing interest.....................     (56,000)
                                                          ----------
Present value of minimum lease payments.................   1,081,000
Less: Current portion...................................    (834,000)
                                                          ----------
Long-term portion of capital lease obligations..........  $  247,000
                                                          ==========

     In December 1992, Network Solutions entered into a lease agreement for Network Solutions' headquarters in Herndon, Virginia. Subsequent to the acquisition, SAIC subleased the facilities to Network Solutions under a lease expiring November 2002. During 1997, Network Solutions leased a second facility in Herndon whose lease term expires in July 2002.

     Operating lease expense for the years ended December 31, 1996, 1997 and 1998 was $924,000, $2,188,000 and $3,533,000, respectively. Network Solutions generated rental income from subleases of $187,000, $291,000 and $215,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE 7 -- INTEREST EXPENSE AND INCOME

     For the year ended December 31, 1996, interest income of $496,000 was allocated by SAIC based upon the cost of capital calculation. From its acquisition by SAIC in March 1995 until December 1996, Network Solutions participated in SAIC's centralized cash management system whereby cash received from operations was transferred to SAIC's centralized cash accounts and cash disbursements were funded from such centralized cash accounts. Accordingly, the SAIC cost of capital formula provided for charges and credits to Network Solutions based upon management of certain assets, including accounts receivable and fixed assets. Such amounts are not necessarily indicative of the cost that would have been incurred if Network Solutions had been operated as a separate entity.

     Effective January 1, 1997, Network Solutions was no longer subject to SAIC's cost of capital calculation in connection with Network Solutions fulfilling its own treasury function. Interest paid for the years ended December 31, 1996, 1997 and 1998 was $0, $116,000 and $116,000, respectively.

NOTE 8 -- TRANSACTIONS WITH SAIC

     Network Solutions was acquired by SAIC on March 10, 1995 in a stock-for-stock transaction accounted for as a purchase.

                            NETWORK SOLUTIONS, INC.

NOTE 8 -- TRANSACTIONS WITH SAIC -- (CONTINUED)
     The financial statements for the years ended December 31, 1996, 1997 and 1998 include significant transactions with other SAIC business units involving functions and services (such as cash management, tax administration, accounting, legal, data processing and employee benefit plans) that were provided to Network Solutions by centralized SAIC organizations. The costs of these functions and services have been directly charged and/or allocated to Network Solutions using methods that SAIC management believes are reasonable; primarily a percentage of budgeted administrative and overhead costs. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if Network Solutions had been a separate entity. Through August 9, 1996, the amounts allocated by SAIC to Network Solutions included both administrative and overhead costs which are included in selling, general and administrative expenses and cost of revenue, respectively. Effective August 10, 1996, SAIC stopped allocating costs based generally upon pro rata labor and began assessing Network Solutions for corporate services provided by SAIC at a fee equal to 2.5% of annual net revenue. The corporate services fee is negotiated annually and was 2.5% and 1.5% during 1997 and 1998, respectively. The agreement may be terminated by either party upon 180 days' prior written notice.

     Amounts charged and allocated to Network Solutions for these functions and services for the years ended December 31, 1996, 1997 and 1998 were $1,196,000, $1,126,000 and $1,447,000, respectively, and are principally included in selling, general and administrative expenses. Additionally, certain interest credits were allocated by SAIC to Network Solutions (Note 7).

     Sales as a subcontractor to SAIC for the years ended December 31, 1996, 1997 and 1998 were $1,505,000, $2,445,000 and $525,000, respectively. In addition, because Network Solutions was included in SAIC's consolidated tax returns for periods from acquisition until the initial public offering, Network Solutions was obligated to make payment for its tax liability to SAIC in accordance with the tax sharing arrangement (Note 9). The due to parent balance represents the cumulative net activity of all transactions between Network Solutions and SAIC. Network Solutions reflects this activity in the statements of cash flows on a net basis because of the quick turnover, the large amounts and the short maturities of these related party cash transactions.

NOTE 9 -- PROVISION FOR INCOME TAXES

     The results of Network Solutions since its acquisition by SAIC until its initial public offering were included in SAIC's consolidated tax returns. Subsequent to the initial public offering, Network Solutions is no longer part of SAIC's consolidated tax group for federal income tax purposes and prepares its income tax returns as a separate entity.

                            NETWORK SOLUTIONS, INC.

NOTE 9 -- PROVISION FOR INCOME TAXES -- (CONTINUED)
     The provision for (benefit) from income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                         ------------------------------------------
                                             1996           1997           1998
                                         ------------   ------------   ------------
Current:
  Federal..............................  $ 10,171,000   $ 13,931,000   $ 29,559,000
  State................................     2,020,000      2,766,000      5,867,000
                                         ------------   ------------   ------------
          Total current provision......    12,191,000     16,697,000     35,426,000
                                         ------------   ------------   ------------
Deferred:
  Federal..............................   (10,716,000)   (11,035,000)   (22,792,000)
  State................................    (2,118,000)    (2,191,000)    (4,525,000)
                                         ------------   ------------   ------------
          Total deferred (benefit).....   (12,834,000)   (13,226,000)   (27,317,000)
                                         ------------   ------------   ------------
Provision for (benefit) from income
  taxes................................  $   (643,000)  $  3,471,000   $  8,109,000
                                         ============   ============   ============

     Deferred tax assets are comprised of the following temporary differences as of December 31:

                                                           1997          1998
                                                        -----------   -----------
Deferred revenue......................................  $26,295,000   $46,943,000
Provision for uncollectible accounts receivable.......    1,841,000     8,409,000
Other.................................................      145,000       (13,000)
                                                        -----------   -----------
          Total deferred tax asset....................  $28,281,000   $55,339,000
                                                        ===========   ===========

     Although Network Solutions has a past history of net losses, it has not established a current valuation allowance for its deferred tax assets since, in the opinion of management, it is more likely than not that all of the deferred tax assets will be realized. The deferred tax assets relate primarily to registration fees which are taxable upon initial registration but are recognized in the financial statements over the next 12 to 24 months, the registration term.

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is provided below:

                                                      YEAR ENDED DECEMBER 31,
                                                -----------------------------------
                                                  1996         1997         1998
                                                ---------   ----------   ----------
Federal tax at statutory rate.................  $(794,000)  $2,696,000   $6,771,000
State income taxes, net of federal tax
  benefit.....................................    (96,000)     374,000    1,015,000
Nondeductible goodwill amortization...........    281,000      240,000      213,000
Other.........................................    (34,000)     161,000      110,000
                                                ---------   ----------   ----------
Provision for (benefit) from income taxes.....  $(643,000)  $3,471,000   $8,109,000
                                                =========   ==========   ==========

     Network Solutions paid income taxes of $31,235,000 during the year ended December 31, 1998.

                            NETWORK SOLUTIONS, INC.

NOTE 10 -- COMPUTATION OF EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

                                            INCOME (LOSS)      SHARES       PER SHARE
                                             (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                            -------------   -------------   ---------
1996 LOSS PER SHARE:
Basic.....................................   $(1,625,000)    25,000,000      $(0.07)
                                                                             ======
Dilutive securities:
  Outstanding options.....................                           --
                                             -----------     ----------
Diluted...................................   $(1,625,000)    25,000,000      $(0.07)
                                             ===========     ==========      ======
1997 EARNINGS PER SHARE:
Basic.....................................   $ 4,231,000     26,610,000      $ 0.16
                                                                             ======
Dilutive securities:
  Outstanding options.....................                      356,000
                                             -----------     ----------
Diluted...................................   $ 4,231,000     26,966,000      $ 0.16
                                             ===========     ==========      ======
1998 EARNINGS PER SHARE:
Basic.....................................   $11,235,000     31,957,000      $ 0.35
                                                                             ======
Dilutive securities:
  Outstanding options.....................                    1,440,000
                                             -----------     ----------
Diluted...................................   $11,235,000     33,397,000      $ 0.34
                                             ===========     ==========      ======

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for dilutive earnings per share are weighted for the period the underlying options were outstanding. Options outstanding in 1996 are not reflected in the computation of diluted earnings per share because the effects are anti-dilutive and would increase diluted earnings per share.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

1996 Stock Incentive Plan

     The 1996 Stock Incentive Plan, or Incentive Plan, of Network Solutions was adopted by the Board of Directors on September 18, 1996. The Incentive Plan provides for awards in the form of restricted shares, stock units, stock appreciation rights, and stock options (including incentive stock options and nonstatutory stock options). A total of 4,612,500 shares of Class A Common Stock have been initially reserved for issuance under the Incentive Plan. The number of shares are increased by 2% of the total number of common shares of Network Solutions outstanding at the end of the most recent calendar year, subject to a cumulative limit of 2,000,000 shares. Through December 31, 1998, an additional 1,789,000 shares were eligible for issuance and have subsequently been reserved for a combined total of 6,401,000 eligible shares under the Incentive Plan.

                            NETWORK SOLUTIONS, INC.

NOTE 11 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)
     Following is a summary of activity pursuant to Network Solutions' Incentive
Plan:

                                                                    WEIGHTED AVERAGE
                                                         SHARES      EXERCISE PRICE
                                                       ----------   ----------------
Balance at January 1, 1996...........................          --            --
Granted..............................................   2,451,000        $ 6.49
Exercised............................................          --            --
Cancelled............................................          --            --
                                                       ----------
Balance at December 31, 1996.........................   2,451,000        $ 6.49
Granted..............................................   1,201,000        $ 7.11
Exercised............................................          --            --
Cancelled............................................     (73,000)       $ 7.00
                                                       ----------
Balance at December 31, 1997.........................   3,579,000        $ 6.68
Granted..............................................   1,359,000        $21.95
Exercised............................................  (1,520,000)       $ 6.51
Cancelled............................................    (707,000)       $ 9.26
                                                       ----------
Balance at December 31, 1998.........................   2,711,000        $13.74
                                                       ==========

     Granted stock options generally become exercisable one year after the date of the grant, vest 30%, 30%, 20% and 20%, respectively, on each anniversary date of the grant and have a term of five years. All options granted to date have been nonstatutory stock options except for 202,000 incentive stock options granted in 1996. No restricted shares, stock units or stock appreciation rights have been granted to date.

     The following table summarizes the status of Network Solutions' stock options outstanding and exercisable at December 31, 1998:

                                                 STOCK OPTIONS          STOCK OPTIONS
                                                  OUTSTANDING            EXERCISABLE
                                             ----------------------   ------------------
                                              WEIGHTED
                                               AVERAGE     WEIGHTED             WEIGHTED
                                              REMAINING    AVERAGE              AVERAGE
           RANGE OF                          CONTRACTUAL   EXERCISE             EXERCISE
        EXERCISE PRICES           SHARES        LIFE        PRICE     SHARES     PRICE
        ---------------          ---------   -----------   --------   -------   --------
$ 7.00-$ 9.25..................  1,712,000      3.31        $ 7.29    252,000    $7.16
$15.88-$34.25..................    918,000      4.58        $21.20         --       --
$65.44-$69.50..................     81,000      5.00        $65.59         --       --
                                 ---------      ----        ------    -------    -----
$ 7.00-$69.50..................  2,711,000      3.79        $13.74    252,000    $7.16
                                 =========      ====        ======    =======    =====

Employee Stock Purchase Plan

     Effective January 7, 1998, Network Solutions adopted an Employee Stock Purchase Plan to provide substantially all full time employees an opportunity to purchase shares of its Class A common stock through payroll deductions of up to 10% of eligible compensation. Semiannually, on June 30

                            NETWORK SOLUTIONS, INC.

NOTE 11 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED) and December 31, participant account balances are used to purchase stock at the lesser of 85 percent of the fair market value on the trading day before the participation period starts or the trading day preceding the day on which the participation period ends. A total of 500,000 shares were initially reserved for purchase under the plan. During the year ended December 31, 1998, a total of 30,000 shares were purchased under this plan.

SAIC Benefit Plans

     Employees of Network Solutions participate in various SAIC benefit plans, including stock, bonus and retirement plans, subject to the applicable eligibility requirements. SAIC charges Network Solutions directly for the costs of such employee benefit plans. Charges related to the administration of the SAIC benefit plans in which employees of Network Solutions participate are included within SAIC general corporate allocations (Note 8).

     SAIC has one principal Cash or Deferred Arrangement plan which allows eligible participants to defer a portion of their income through payroll contributions. Such deferrals are fully vested, are not taxable to the participant until distributed from the Cash or Deferred Arrangement plan upon termination, retirement, permanent disability or death and may be matched by SAIC. SAIC also has an SAIC Employee Stock Purchase Plan which allows eligible employees to purchase shares of SAIC's Class A common stock, with SAIC currently contributing 10% of the existing fair market value.

     SAIC has a Bonus Compensation Plan which provides for bonuses to reward outstanding performance. Bonuses are paid in the form of cash, fully vested shares of SAIC Class A common stock or vesting shares of SAIC Class A common stock. Network Solutions participated in this plan during the period from acquisition until December 31, 1996.

     During the years ended December 31, 1996 and 1997, a total of 53,000 and 11,000 SAIC options were granted to Network Solutions' employees, respectively, with exercise prices ranging from $19.33 to $22.83 and $25.96 to $34.78 per share, respectively, with a weighted average price of $20.51 and $28.13, respectively. These options were granted under the SAIC 1995 Stock Option Plan to purchase SAIC Class A common stock and vest 20%, 20%, 20% and 40%, respectively, on each anniversary of the date of grant and have a term of five years. There were no SAIC options granted to Network Solutions' employees during 1998.

Pro Forma Disclosures

     The weighted average fair value of the options granted during the years ended December 31, 1996 and 1997 under the SAIC Bonus Compensation Plan were estimated at $4.30 and $7.56, respectively, and $1.38, $2.34 and $14.91, during 1996, 1997 and 1998, respectively, under Network

                            NETWORK SOLUTIONS, INC.

NOTE 11 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)
Solutions' Incentive Plan using the Black-Scholes model. The following weighted average assumptions were used in calculating the option fair values.

                                                                        NETWORK SOLUTIONS
                                     SAIC STOCK OPTIONS                   STOCK OPTIONS
                                ----------------------------       ----------------------------
                                  YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                ----------------------------       ----------------------------
                                1996       1997         1998       1996       1997        1998
                                ----       ----         ----       ----       -----       -----
Expected life (years).........  4.0        5.0          --         4.0         4.0         4.0
Risk-free interest rate.......  5.91%      6.30%        --         5.98%       6.25%       5.1%
Volatility....................  0.00%      0.00%        --         0.00%      20.79%      90.73%
Dividend yield................  0.00%      0.00%        --         0.00%       0.00%       0.00%

     Under the above models, the total value of SAIC stock options granted during 1996 and 1997 was approximately $228,000 and $87,000, respectively, and $3,379,000, $2,809,000 and $20,322,000, respectively, for the Network Solutions' employee stock purchase program and stock options granted in 1996, 1997 and 1998, all of which would be amortized ratably on a pro forma basis over their respective option terms. Had Network Solutions recorded compensation costs for these plans in accordance with SFAS No. 123, Network Solutions' pro forma income
(loss) would have been ($1,763,000), $3,510,000 and $9,236,000, respectively, for the years ended December 31, 1996, 1997 and 1998. Pro forma earnings (loss) per share on a diluted basis would have been ($0.07), $0.13 and $0.28, respectively, for the years ended December 31, 1996, 1997 and 1998.

NOTE 12 -- COMPREHENSIVE INCOME

     The changes in the components of accumulated other comprehensive income are reported net of income taxes for the year ended December 31, 1998 as follows:

                                               UNREALIZED GAINS    ACCUMULATED OTHER
                                                ON SECURITIES     COMPREHENSIVE INCOME
                                               ----------------   --------------------
Pre-tax amount...............................      $618,000             $618,000
Income tax...................................       259,000              259,000
                                                   --------             --------
Net of tax amount............................      $359,000             $359,000
                                                   ========             ========

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     As of December 31, 1998, Network Solutions was a defendant in two active lawsuits involving domain name disputes between trademark owners and domain name holders. Network Solutions is drawn into such disputes, in part, as a result of claims by trademark owners that Network Solutions is legally required, upon request by a trademark owner, to terminate the right Network Solutions granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. The holders of the domain name registrations in dispute have, in turn, questioned Network Solutions' right, absent a court order, to take any action which suspends their use of the domain names in question. Although 46 out of approximately 4,500 of these situations have resulted in suits actually naming us as a defendant, as of December 31, 1998, no adverse judgment has been rendered and no award of damages have been made against Network Solutions.

                            NETWORK SOLUTIONS, INC.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Network Solutions believes that it has meritorious defenses and vigorously defends itself against these claims.

     On March 20, 1997, PG Media, Inc., a New York-based corporation (PG Media), filed a lawsuit against Network Solutions in the United States District Court, Southern District of New York alleging that Network Solutions had restricted access to the Internet by not adding PG Media's requested top level domains to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media, in addition to requesting damages, asked that Network Solutions be ordered to include reference to PG Media's top level domains and name servers in the root zone file administered by Network Solutions under the Cooperative Agreement. In June 1997, Network Solutions received written direction from the National Science Foundation not to take any action which would create additional top level domains or to add any new top level domains to the Internet root zone until the National Science Foundation provided further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the National Science Foundation as a defendant. On May 14, 1998, PG Media served Network Solutions with a motion for a preliminary injunction against both defendants to compel both defendants to add PG Media's top level domains to the Internet root zone within 30 days. In response, both defendants filed cross-motions for summary judgment against PG Media. On July 20, 1998, a hearing on all parties' motions occurred. The basic issue before the court is the National Science Foundation's authority to control the Internet's root zone system. The court has taken the issue under advisement and no date has been indicated for the issuance of a decision. With the transition of the Cooperative Agreement from the National Science Foundation to the Department of Commerce, Network Solutions is still required to request written direction from the U.S. Government before making or rejecting any modifications, additions or deletions to the root zone file, in accordance with the October 1998 amendment to the Cooperative Agreement.

     On October 17, 1997, a group of six plaintiffs filed a lawsuit (the "Thomas suit") against Network Solutions and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration and renewal of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against Network Solutions seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted Network Solutions' motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against Network Solutions. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court's dismissal of their claims, with oral argument scheduled for February 25, 1999.

     On October 20, 1998, Network Solutions was included as a defendant in a suit brought by the Pennsylvania Attorney General's office against a domain name holder who has alleged to have used

                            NETWORK SOLUTIONS, INC.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) his domain name in connection with a web site promoting white supremacy and threatening certain state employees. The Pennsylvania Attorney General named all of the communications companies in any way connected with the domain name or web site. The Pennsylvania Attorney General seeks to permanently enjoin these entities, including Network Solutions, from providing services to this domain name holder in the event that the domain name holder fails to comply with the order of the court. Network Solutions has answered the complaint denying any knowledge or participation in the actions of the primary defendant. No motions are pending and Network Solutions expects to be dismissed from the matter.

     Network Solutions believes that it has meritorious defenses and vigorously defends itself against the claims advanced in the PG Media, Thomas or Pennsylvania Attorney General suits. While management cannot reasonably estimate the potential impact of such claims, a successful claim against Network Solutions in any of these proceedings could have a material adverse effect on Network Solutions' business, financial condition and results of operations.

     On June 27, 1997, SAIC received a Civil Investigative Demand, or "CID" from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be an antitrust violation under the Sherman Act relating to Internet registration products and services. The CID seeks documents and information from SAIC and Network Solutions relating to their Internet registration business. Network Solutions cannot reasonably estimate the potential impact of the investigation nor can it predict whether a civil action will ultimately be filed by the Department of Justice or the form of relief that might be sought. Any such relief could have a material adverse effect on Network Solutions' business, financial condition and results of operations.

     On August 17, 1998, Network Solutions received notice from the Commission of the European Communities, or "EC," of an investigation concerning Network Solutions' Premier Program agreements in Europe. The EC requested production of these agreements and related materials for review. Network Solutions cannot reasonably estimate the potential impact of the investigation nor can Network Solutions predict whether an action will ultimately be brought by the EC or the form of relief that might be sought. Any such relief could harm Network Solutions' business.

     Network Solutions is involved in various other investigations, claims and lawsuits arising in the normal conduct of business, none of which, in management's opinion will harm Network Solutions' business.

     Legal proceedings in which Network Solutions is involved have resulted and likely will result in, and any future legal proceedings can be expected to result in, substantial legal and other expenses and a diversion of the efforts of Network Solutions' personnel.

NOTE 14 -- SUBSEQUENT EVENTS (UNAUDITED)

Secondary Stock Offering

     On February 12, 1999, Network Solutions completed a secondary stock offering in which a total of 9,160,000 shares of Class A common stock were sold. Concurrent with the offering, SAIC converted 9,000,000 shares of Class B common stock into 9,000,000 shares of Class A common stock sold in the offering. The remaining 160,000 shares of Class A common stock were sold by other selling stockholders after they exercised the applicable stock options simultaneously with the closing of the offering. Network Solutions was not a selling stockholder, and, therefore, did not receive any

                            NETWORK SOLUTIONS, INC.

NOTE 14 -- SUBSEQUENT EVENTS (UNAUDITED) -- (CONTINUED) proceeds from the stock offering other than proceeds from options exercised as part of the offering. After the offering, SAIC owns approximately 89% of the combined voting power and approximately 45% of the economic interest of the outstanding common stock.

     By May 31, 1999, SAIC intends to convert all of the remaining Class B common stock into an identical number of shares of Class A common stock. After that conversion, Class A common stock will be the only class of common stock outstanding and SAIC will own approximately 45% of the voting power and economic interest of Network Solutions' outstanding common stock.

Litigation

     On March 16, 1999, the United States District Court ruled in favor of Network Solutions' and the National Science Foundation's motions for summary judgment in the PG Media antitrust lawsuit. In the decision, Network Solutions was found to be immune to antitrust violations of the Sherman Act for its actions taken pursuant to the Cooperative Agreement.

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         COLUMN A             COLUMN B        COLUMN C ADDITIONS          COLUMN D        COLUMN E
         --------            -----------   ------------------------     ------------     -----------
                                                        CHARGED TO
                             BALANCE AT    CHARGED TO      OTHER
                              BEGINNING    COSTS AND    ACCOUNTS--      DEDUCTIONS--     BALANCE AT
        DESCRIPTION            OF YEAR      EXPENSES     DESCRIBE         DESCRIBE       END OF YEAR
        -----------          -----------   ----------   -----------     ------------     -----------
Year ended December 31,
  1996
  Allowance for
     uncollectible
     accounts, continuing
     operations............  $ 2,118,000   $3,597,000   $19,270,000(1)  $ 9,546,000(2)   $15,439,000
  Allowance for
     uncollectible
     accounts, included in
     net assets
     (liabilities) of
     discontinued
     operations............    1,618,000           --            --       1,618,000(3)            --
Year ended December 31,
  1997
  Allowance for
     uncollectible
     accounts, continuing
     operations............   15,439,000    8,082,000    35,368,000(1)   41,033,000(2)    17,856,000
Year ended December 31,
  1998
  Allowance for
     uncollectible
     accounts, continuing
     operations............  $17,856,000   $2,247,000   $68,480,000(1)  $62,837,000(2)   $25,746,000

---------------
(1) Charged to allowance for deferred revenue (See Notes 1 and 3 of Notes to Financial Statements).

(2) Amounts are write-offs of uncollectible accounts receivable.

(3) In November 1995 SAIC adopted a plan to transfer Network Solutions' government-based business to SAIC in order for Network Solutions to focus on the growth of the commercial business. Such transfer was substantially completed as of February 1996.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.24         Amendment No. 12 to the Cooperative Agreement dated March
              12, 1999.
23.1          Consent of PricewaterhouseCoopers LLP.
27.1          Financial Data Schedule (in electronic format only).
27.2          Restated Financial Data Schedule (in electronic format
              only).
27.3          Restated Financial Data Schedule (in electronic format
              only).