Form 10-Q
period 1999-03-31
NETWORK SOLUTIONS INC /DE/
filed 1999-05-17
CIK 1030341

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                             505 HUNTMAR PARK DRIVE
                            HERNDON, VIRGINIA 20170
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703)742-0400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     As of May 10, 1999, the Registrant had 18,424,134 shares of Class A common stock, $0.001 par value per share, issued and outstanding, and 14,850,000 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Statements of Financial Position as of December
           31, 1998 and March 31, 1999 (Unaudited)...................    3
         Unaudited Condensed Statements of Operations for the three
           months ended March 31, 1998 and 1999......................    4
         Unaudited Condensed Statements of Changes in Stockholders'
           Equity for the three months ended March 31, 1999..........    5
         Unaudited Condensed Statements of Cash Flows for the three
           months ended March 31, 1998 and 1999......................    6
         Notes to Condensed Financial Statements.....................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   25
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   26
Item 2.  Changes in Securities and Use of Proceeds...................   27
Item 6.  Exhibits and Reports on Form 8-K............................   27
Signature ...........................................................   29
Index to Exhibits....................................................   30

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,     MARCH 31,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 12,862,000   $ 26,954,000
  Short-term investments....................................   118,808,000    121,544,000
  Accounts receivable, net..................................    22,628,000     35,745,000
  Prepaids and other assets.................................     4,001,000      5,889,000
  Deferred tax asset........................................    40,508,000     56,954,000
                                                              ------------   ------------
Total current assets........................................   198,807,000    247,086,000
Furniture and equipment, net................................    16,005,000     31,224,000
Long-term investments.......................................    13,590,000     53,223,000
Deferred tax asset..........................................    14,831,000      7,466,000
Goodwill, net...............................................       634,000        498,000
                                                              ------------   ------------
Total Assets................................................  $243,867,000   $339,497,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 28,287,000   $ 29,350,000
  Due to SAIC...............................................     4,766,000      4,578,000
  Income taxes payable......................................     5,409,000     29,345,000
  Current portion of capital lease obligations..............       834,000        761,000
  Deferred revenue, net.....................................    93,720,000    119,912,000
                                                              ------------   ------------
Total current liabilities...................................   133,016,000    183,946,000
Capital lease obligations...................................       247,000        100,000
Long-term deferred revenue, net.............................    35,474,000     48,450,000
                                                              ------------   ------------
Total liabilities...........................................   168,737,000    232,496,000
Commitments and contingencies                                           --             --
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; none issued and outstanding in 1998 and 1999...            --             --
  Class A common stock, $.001 par value; authorized
     100,000,000 shares; 9,140,372 and 18,390,684 issued and
     outstanding in 1998 and 1999...........................         9,000         18,000
  Class B common stock, $.001 par value; authorized
     30,000,000 shares; 23,850,000 and 14,850,000 issued and
     outstanding in 1998 and 1999...........................        24,000         15,000
  Additional paid-in capital................................    72,331,000     77,046,000
  Retained earnings.........................................     2,407,000      7,205,000
  Accumulated other comprehensive income....................       359,000     22,717,000
                                                              ------------   ------------
Total stockholders' equity..................................    75,130,000    107,001,000
                                                              ------------   ------------
Total Liabilities and Stockholders' Equity..................  $243,867,000   $339,497,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Net revenue.................................................  $16,492,000   $38,132,000
Cost of revenue.............................................    7,348,000    14,541,000
                                                              -----------   -----------
Gross profit................................................    9,144,000    23,591,000
Research and development expenses...........................      725,000     2,035,000
Selling, general and administrative expenses................    6,182,000    15,265,000
Interest income.............................................   (1,327,000)   (1,930,000)
Other expenses..............................................       35,000        19,000
                                                              -----------   -----------
Income before income taxes..................................    3,529,000     8,202,000
Provision for income taxes..................................    1,480,000     3,404,000
                                                              -----------   -----------
Net income..................................................  $ 2,049,000   $ 4,798,000
                                                              ===========   ===========
Earnings per common share:
  Basic.....................................................  $      0.07   $      0.14
                                                              ===========   ===========
  Diluted...................................................  $      0.06   $      0.14
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                 CLASS A                CLASS B                         ACCUMULATED
                               COMMON STOCK           COMMON STOCK       ADDITIONAL        OTHER
                           --------------------   --------------------     PAID-IN     COMPREHENSIVE    RETAINED    COMPREHENSIVE
                             SHARES     AMOUNT      SHARES     AMOUNT      CAPITAL        INCOME        EARNINGS       INCOME
                           ----------   -------   ----------   -------   -----------   -------------   ----------   -------------
  Balance, December 31,
   1998..................   9,140,000   $9,000    23,850,000   $24,000   $72,331,000    $   359,000    $2,407,000    $        --
  Issuance of common
   stock pursuant to
   stock plans...........     251,000       --            --       --      1,809,000             --            --             --
  Tax benefit associated
   with stock plans......          --       --            --       --      2,906,000             --            --             --
  Conversion of Class B
   Common Stock..........   9,000,000    9,000    (9,000,000)  (9,000)            --             --            --             --
  Comprehensive income:
  Net income for the
   period ended March 31,
   1999..................          --       --            --       --             --             --     4,798,000      4,798,000
  Other comprehensive
   income, net of tax:
   Unrealized gains on
   securities............          --       --            --       --             --     22,358,000            --     22,358,000
                                                                                                                     -----------
  Comprehensive income...          --       --            --       --             --             --            --    $27,156,000
                           ----------   -------   ----------   -------   -----------    -----------    ----------    ===========
  Balance, March 31,
   1999..................  18,391,000   $18,000   14,850,000   $15,000   $77,046,000    $22,717,000    $7,205,000
                           ==========   =======   ==========   =======   ===========    ===========    ==========


                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
  Balance, December 31,
   1998..................  $ 75,130,000
  Issuance of common
   stock pursuant to
   stock plans...........     1,809,000
  Tax benefit associated
   with stock plans......     2,906,000
  Conversion of Class B
   Common Stock..........            --
  Comprehensive income:
  Net income for the
   period ended March 31,
   1999..................     4,798,000
  Other comprehensive
   income, net of tax:
   Unrealized gains on
   securities............    22,358,000
  Comprehensive income...            --
                           ------------
  Balance, March 31,
   1999..................  $107,001,000
                           ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  2,049,000   $  4,798,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       717,000      1,474,000
     Provision for uncollectible accounts receivable........     2,168,000             --
     Deferred income taxes..................................    (4,603,000)   (25,271,000)
     Tax benefit associated with stock plans................            --      2,906,000
     Change in operating assets and liabilities:
       Increase in accounts receivable......................    (4,092,000)   (13,117,000)
       Increase in prepaids and other assets................      (126,000)    (1,888,000)
       Increase in accounts payable and accrued
          liabilities.......................................       579,000      1,063,000
       Increase in income taxes payable.....................     2,202,000     23,936,000
       Increase in deferred revenue.........................    11,069,000     39,168,000
                                                              ------------   ------------
       Net cash provided by operating activities............     9,963,000     33,069,000
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.......................      (622,000)   (16,557,000)
  Purchase of short-term investments, net...................   (38,681,000)    (1,821,000)
  Purchase of long-term investments.........................    (6,152,000)    (2,000,000)
                                                              ------------   ------------
       Net cash used in investing activities................   (45,455,000)   (20,378,000)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC................................     1,129,000       (188,000)
  Repayment of capital lease obligations....................      (205,000)      (220,000)
  Issuance of common stock pursuant to stock plans..........       253,000      1,809,000
                                                              ------------   ------------
       Net cash provided by financing activities............     1,177,000      1,401,000
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........   (34,315,000)    14,092,000
Cash and cash equivalents, beginning of period..............    41,146,000     12,862,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  6,831,000   $ 26,954,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     Network Solutions currently acts as the exclusive registry and registrar of Internet domain names within the .com, .org, .net and .edu top level domains pursuant to the Cooperative Agreement with the Department of Commerce. Domain names are used to identify a unique site or presence on the Internet. As registry and registrar for these top level domains, Network Solutions registers new domain names and is responsible for the maintenance of the master file of domain names through daily updates to the Internet. Network Solutions also provides Internet Technology Services, focusing on architecture, implementation and support services to help large enterprises and Internet service providers improve their operational effectiveness.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by Network Solutions without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Network Solutions considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Network Solutions at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Network Solutions believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Network Solutions' December 31, 1998 audited financial statements and notes thereto included in Network Solutions' Form 10-K annual report for the year ended December 31, 1998. Prior periods have been restated for comparative purposes.

NOTE 3 -- STOCK SPLIT AND SECONDARY STOCK OFFERING

STOCK SPLIT

     On December 31, 1998, Network Solutions' board of directors approved a two-for-one stock split of the shares of Class A common stock and Class B common stock, to be effected in the form of a 100% stock dividend on shares of Class A common stock and Class B common stock outstanding on February 26, 1999. The stock dividend was distributed on March 23, 1999. Share and per share information for all periods presented in the accompanying financial statements have been adjusted to reflect the two-for-one stock split.

SECONDARY STOCK OFFERING

     On February 12, 1999, Network Solutions completed a secondary stock offering in which a total of 9,160,000 shares of Class A common stock were sold. Concurrent with the offering, Science Applications International Corporation, commonly known as "SAIC", converted 9,000,000 shares of Class B common stock into 9,000,000 shares of Class A common stock sold in the offering. The remaining 160,000 shares of Class A common stock were sold by other selling stockholders after they exercised the applicable stock options simultaneously with the closing of the offering. Network Solutions was not a selling stockholder, and, therefore, did not receive any proceeds from the stock offering other than proceeds from options exercised as part of the offering. After the offering, SAIC owns approximately 89% of the combined voting power and approximately 45% of the economic interest of the outstanding common stock.

     By May 31, 1999, SAIC intends to convert all of the remaining Class B common stock into an identical number of shares of Class A common stock. After that conversion, Class A common stock will be the only class of common stock outstanding and SAIC will own approximately 45% of the voting power and economic interest of Network Solutions' outstanding common stock.

NOTE 4 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

                                           INCOME          SHARES        PER SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                         -----------    -------------    ---------
THREE MONTHS ENDED MARCH 31, 1998
Basic..................................  $2,049,000      31,453,000        $0.07
                                                                           =====
Dilutive securities:
  Outstanding options..................          --         824,000
                                         ----------      ----------
Diluted................................  $2,049,000      32,277,000        $0.06
                                         ==========      ==========        =====
THREE MONTHS ENDED MARCH 31, 1999
Basic..................................  $4,798,000      33,121,000        $0.14
                                                                           =====
Dilutive securities:
  Outstanding options..................          --       1,614,000
                                         ----------      ----------
Diluted................................  $4,798,000      34,735,000        $0.14
                                         ==========      ==========        =====

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for diluted EPS are weighted for the period the underlying options were outstanding.

NOTE 5 -- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

     The changes in the components of accumulated other comprehensive income are reported net of income taxes for the three months ended March 31, 1999 as follows:

                                                               ACCUMULATED
                                                                  OTHER
                                          UNREALIZED GAINS    COMPREHENSIVE
                                           ON SECURITIES         INCOME
                                          ----------------    -------------
Pre-tax amount..........................    $38,547,000        $38,547,000
Income taxes............................     16,189,000         16,189,000
                                            -----------        -----------
Net of tax amount.......................    $22,358,000        $22,358,000
                                            ===========        ===========

NOTE 6 -- SUBSEQUENT EVENTS

LITIGATION

     On May 14, 1999, the U.S. Court of Appeals for the District of Columbia Circuit unanimously affirmed Federal District Court Judge Thomas F. Hogan's decision in Thomas v. Network Solutions and the National Science Foundation, thus affirming the validation of Network Solutions' role in providing domain name registration services and charging fees for such services. The lawsuit, which had been filed in October 1997, named the National Science Foundation and Network Solutions as defendants, and alleged that the National Science Foundation lacked authority to permit Network Solutions to charge for Internet registration services, and to set aside 30 percent of all fees for the preservation and enhancement of the Internet's infrastructure. The suit further had charged that the National Science Foundation had created an illegal monopoly in Internet registration services and that Network Solutions had illegally precluded competition.

     On May 7, 1999, in the case of Bruce Watts v. Network Solutions, Inc., U.S. District Court Judge Hamilton of the Southern District of Indiana granted Network Solutions' motion to dismiss allegations of antitrust liability under the Sherman Act and also granted Network Solutions' motion for summary judgment on allegations of contributory trademark infringement under the Lanham Act. Watts had challenged Network Solutions' first-come, first-served domain name registration policy, alleging that Network Solutions failed to stop cybersquatting and violated the Sherman Act and Lanham Act and the common law of unfair uncompetition.

     On April 26, 1999, the Pennsylvania Attorney General dismissed Network Solutions from a suit brought by the Pennsylvania Attorney General's Office against a domain holder who was alleged to have used his domain name in connection with a web site promoting white supremacy and threatening certain state employees. Named in the suit were all of the communications companies in any way connected with the domain name or web site.

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

     In accordance with the terms of the October 1998 amendment to the Cooperative Agreement, as amended in March 1999, we have developed a protocol and associated software to support a Shared Registration System which will permit multiple registrars to provide registration services within the top level domains for which we will act as registry. Network Solutions has deployed its proprietary Shared Registration System on schedule by establishing a test bed to support actual registrations by five new registrars. We have entered into license agreements with the five new registrars to provide access to the Shared Registration System, permitting them to directly register and maintain actual domain names.

     During the current 60-day test bed period, we have agreed to charge the new registrars an interim registry fee of $18 for each new two-year registration. To date, none of the new test bed registrars have completed their systems development and testing to enable them to register actual names within the Shared Registration System.

     Network Solutions continues to work with the U.S. Government in establishing the post-test bed registry price and other issues surrounding the registry operations in a competitive environment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of Network Solutions are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause Network Solutions actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I -- Item 1 -- Business -- Risk Factors" and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results" contained in Network Solutions' 1998 Form 10-K, as filed with the Securities and Exchange Commission on March 30, 1999. In addition, set forth below under the heading "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, Network Solutions' near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the 1998 Form 10-K should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with Network Solutions' 1998 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in Network Solutions' common stock.

OVERVIEW

     Network Solutions currently acts as the registry and exclusive registrar of Internet domain names within the .com, .net, .org and .edu top level domains pursuant to the Cooperative Agreement with the Department of Commerce. Domain names are used to identify a unique site or presence on the Internet. As registry and registrar for these top level domains, Network Solutions registers new domain names, maintains the master file of domain names and updates that master file to the Internet daily. Network Solutions also provides Internet Technology Services, focusing on network engineering, network and systems security and network management solutions.

     Registration Services. In December 1992, Network Solutions entered into the Cooperative Agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top level domains: .com, .org, .net, .edu and .gov. These registration services include the initial two year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The Cooperative Agreement became effective January 1, 1993. It included a three-month phase-in period, a five-year operational period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 30, 1998. Effective September 9, 1998, the Department of Commerce took over the administration of the Cooperative Agreement from the NSF. In October 1998, the Cooperative Agreement was amended to extend the flexibility period until September 30, 2000 and to transition to a shared registration system.

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract. Effective September 14, 1995, the National Science Foundation and Network Solutions amended the Cooperative Agreement to require Network Solutions to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net top level domains. Prior to April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual re-registration fee of $50 per year thereafter. The National Science Foundation paid the registration fees for domain names within the .edu and .gov top level domains through March 31, 1997. Commencing April 1, 1997, Network Solutions agreed with the National Science Foundation to provide domain name services within the .edu and .gov top level domains free of charge. As of October 1, 1997, Network Solutions no longer registers or administers domain names in the
 .gov top level domain.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by Network Solutions was required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, was not recognized as revenue by Network Solutions. The set aside funds, plus any interest earned, were disbursed at the direction of the National Science Foundation. As of December 31, 1998, the Company had cumulatively disbursed all set aside funds collected and associated interest earned for a total of $62.3 million to the National Science Foundation at their direction.

     On March 12, 1998, the NSF and Network Solutions amended the Cooperative Agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 are charged $70 for two years of registration services and an annual renewal fee of $35 per year thereafter. This amendment had no effect on the revenue recognized on each registration ($70 for initial registrations and $35 for renewals), since Network Solutions previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to Network Solutions on a per registration basis did not change, the amount charged to customers declined.

     In order to provide prompt access to new domain names on the Internet, Network Solutions generally invoices customers and permits them to pay their registration fees after their domain names are registered. Network Solutions' experience has been that, for the period from September 1995 through March 1999, approximately 34% of registrations have ultimately been deactivated for non-payment. Network Solutions believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such names at a profit. Such resellers have a greater tendency than other customers to default on their registration fees. As a consequence, Network Solutions has recorded a comparable provision for uncollectible accounts in determining net registration revenue.

     Registration fees charged to end users for registration services, net of any 30% set aside funds, are recognized as revenue evenly over the registration term. Accordingly, Network Solutions recognizes $70 on a straight-line basis over the two-year services period for each initial domain name registration, equivalent to $35 per year. Annual re-registrations of domain name registrations are recorded as revenue based upon $35 recognized on a straight-line basis over the one-year services period. This subscription-based model defers revenue recognition until Network Solutions provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At March 31, 1999, Network Solutions had net deferred revenue of $168.4 million.

     Internet Technology Services. Substantially all of Network Solutions' Internet Technology Services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

     The majority of Network Solutions' Internet Technology Services are provided to customers in the financial services industry. Citicorp is currently Network Solutions' largest Internet Technology Services client, accounting for 45.2% of Network Solutions' Internet Technology Services business net revenue and 3.9% of Network Solutions' total net revenue for the three months ended March 31, 1999. Citicorp originally contracted with Network Solutions in August 1998 and Network Solutions currently provides network design and engineering services as well as a variety of project specific services under the contract.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 131% from $16.5 million for the three months ended March 31, 1998 to $38.1 million for the three months ended March 31, 1999. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 125% from $15.5 million for the three months ended March 31, 1998 to $34.8 million for the three months ended March 31, 1999. Net new registrations increased 171% from 340,000 for the three months ended March 31, 1998 to 922,000 for the three months ended March 31, 1999. This also represents a 49% increase over the 621,000 net new registrations for the three months ended December 31, 1998. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations as of March 31, 1998 were 1,862,000 as compared to 4,225,000 as of March 31, 1999, for a 127% increase. In addition, this growth in cumulative net registrations is a 26% increase in Network Solutions' entire customer base since December 31, 1998.

     Net revenue from Internet Technology Services increased 230% from $1.0 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999. Citicorp accounted for $1.5 million or 3.9% of Network Solutions' total net revenue for the three months ended March 31, 1999.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 98% from $7.3 million for the three months ended March 31, 1998 to $14.5 million for the three months ended March 31, 1999. The increase was primarily driven by the growth of Network Solutions' registration business which experienced additional outsourcing costs of $3.5 million in support of invoicing, collection and processing activities and additional direct labor charges of $1.3 million related to systems engineering and operations. Further, direct labor and subcontractor costs attributable to Internet Technology Services increased $1.4 million.

     As a percentage of net revenue, cost of revenue decreased from 44.6% for the three months ended March 31, 1998 to 38.1% for the three months ended March 31, 1999. This decrease primarily reflects economies of scale that Network Solutions has continued to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of Network Solutions' products and technologies. Research and development expenses increased 181% from $725,000 for the three months ended March 31, 1998 to $2,035,000 for the three months ended March 31, 1999. Network Solutions expects that the level of research and development expenses will continue to increase in the near future in absolute dollars as Network Solutions invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses were 4.4% for the three months ended March 31, 1998 and 5.3% for the three months ended March 31, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, corporate services from SAIC, legal and other professional costs and amortization of goodwill associated with Network Solutions' 1995 acquisition by SAIC. Selling, general and administrative expenses increased 147% from $6.2 million for the three months ended March 31, 1998 to $15.3 million for the three months ended March 31, 1999. The increase was attributable to a $7.3 million increase in marketing and business development expenses including television, Internet banner advertising and targeted direct mail campaigns, and increased staffing expenses of $1.0 million. As a percentage of net revenue, selling, general and administrative expenses increased from 37.5% for the three months ended March 31, 1998 to 40.0% for the three months ended March 31, 1999. Network Solutions expects that the level of selling, general and administrative expenses will continue to increase significantly in the near future in terms of absolute dollars as operations continue to expand. In particular, sales, marketing and business development expenses will increase as Network Solutions continues to promote the value of a .com web address and other new Internet-based value-added services. Network Solutions also plans to continue to develop and enhance its distribution channels, both domestically and internationally.

     Interest Income. Network Solutions had net interest income of $1.3 million for the three months ended March 31, 1998 as compared to $1.9 million for the three months ended March 31, 1999. The increase is attributable to the investment of the positive cash flow resulting primarily from increasing domain name registrations.

     Income Taxes. The provision for income taxes was 42% of pretax earnings, or $1.5 million for the three months ended March 31, 1998, and 42% or $3.4 million for the three months ended March 31, 1999. The difference between the effective rate for both periods presented and the statutory rate is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by Network Solutions over five years and is associated with the acquisition of Network Solutions by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, Network Solutions' principal source of liquidity was its cash and cash equivalents of $26.9 million and its short-term investments of $121.5 million, which when combined represent an increase of $16.8 million from its December 31, 1998 balances in those accounts.

     At March 31, 1999, Network Solutions' cumulative net obligation to SAIC for intercompany activity was $4.6 million, a decrease of $0.2 million for the quarter. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of Network Solutions. Network Solutions currently reimburses SAIC for intercompany activity on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, Network Solutions now generally remits income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     Cash provided by operations was $33.0 million for the three months ended March 31, 1999. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition which occurs ratably over the two- and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities, generally paid on a quarterly basis.

     Investing activities totaled $20.4 million for the three months ended March 31, 1999, of which $3.8 million was net purchases of short and long-term investments. Included in the investments purchased during the period was a $2.0 million investment in a strategic business partner which subsequently consummated its initial public offering during the three month period ended March 31, 1999.

     Capital expenditures were $16.6 million for the quarter, primarily for computer equipment and software. Network Solutions will continue to invest in the back office infrastructure in advance of continued growth in domain name registrations and as Network Solutions designs and builds the shared registration system in accordance with the Cooperative Agreement.

     Network Solutions believes that its existing cash balance, investments and cash flows expected from future operations will be sufficient to meet Network Solutions' capital requirements for at least the next 12 months.

FACTORS AFFECTING OPERATING RESULTS

INDUSTRY RISKS

Ongoing privatization of Internet administration could harm our registration business

     Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce. After a series of draft proposals and public comment periods, on June 10, 1998, the Department of Commerce published in the Federal Register a plan referred to as the Statement of Policy or "White Paper," calling for the formation of a not-for-profit corporation to assume certain responsibilities relating to the domain name system, but not to perform actual registration of domain names either as a registrar or registry. The Statement of Policy called for increased competition and invited private sector Internet stakeholders to work together to form a new private, not-for-profit corporation to oversee policy for the Internet name and address system.

     The Statement of Policy distinguished between the registry and registrar functions of the domain name system, both of which functions are currently performed exclusively by us in the .com, .org, .net and .edu top level domains. The technical structure of the Internet only permits one registry for each top level domain. A registrar acts as the interface between the registry and the end-user domain name holders. Registrars submit to the registry certain limited information for each of their customers that has a second level domain name in that top level domain. A registrar can provide value-added products and services in addition to its basic registration service. Numerous registrars will be able to operate within each top level domain.

     As part of the process initiated by the Statement of Policy, several proposals were put forward to the Department of Commerce on the establishment and governance of the not-for-profit corporation. The proposals differed in several respects including, among others, their approaches to the following issues: place and form of incorporation; method for selection of the interim and permanent board of directors; who should be eligible to become a member and on what questions should the members vote; what authority should be granted to the board of directors and what authority should be reserved to the members, if any; and whether there should be separate supporting organizations and, if so, what authority these organizations should have. A U.S. based private not-for-profit corporation with an international board of directors, denoted the Internet Corporation for Assigned Names and Numbers, or "ICANN," submitted various proposals which formed the basis of discussion at a number of public and private meetings. As a result of these and other meetings and private negotiations, the process initiated by the Statement of Policy has resulted in the entry by the U.S. Government into a Memorandum of Understanding, or "MOU," with ICANN. Under the MOU, the parties will jointly design, develop and test the mechanisms, methods and procedures that should be in place and the steps necessary to transition management responsibility for certain domain name system functions to a private-sector not-for-profit entity. The MOU provides that once testing is successfully completed, it is contemplated that management of certain domain name system functions will be transitioned to the mechanisms, methods and procedures designed and developed in this joint project. The U.S. Government has sent us a letter directing us to treat ICANN as the not-for-profit corporation identified in the October amendment to the Cooperative Agreement, in the performance of ICANN's obligations under the MOU and until such time as the MOU is terminated. We have not yet responded to that letter.

     ICANN's bylaws call for the creation of supporting organizations that will select some ICANN board members and provide policy recommendations in particular areas. ICANN called for submission by February 5, 1999 of applications from groups urging "recognition" of a domain name supporting organization that would be charged with developing recommendations for policies ICANN might apply when, and if, it begins exercising responsibility over certain domain name system functions. Those responsibilities could include entering into contracts with registries for all top level domains and adding new top level domains. We submitted comments regarding the structure and function of such a domain name supporting organization. On March 4, 1999, the ICANN Board adopted a domain name supporting organization formation concept statement reflecting some, but not all of our comments. On March 15, 1999, ICANN released a staff draft of amendments to its bylaws based on the formation concept statement to establish a domain name supporting organization that will first meet in May 1999. On March 31, 1999, the ICANN Board adopted bylaw changes to govern establishment of the domain name supporting organization. We have proposed to organize a global top level domain registry constituency for the domain name supporting organization and may join other constituencies. We believe that further organizational steps are planned for the next ICANN meeting in late May 1999.

     We cannot be sure that ICANN will take positions favorable to us in the process of implementing the final bylaws, recognizing domain name supporting constituencies or in its further policy development or contract formation.

     The Statement of Policy calls for a phased transition of the Department of Commerce's responsibilities for the domain name system to a not-for-profit corporation by September 30, 2000. We face risks from this transition, including:

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

     Despite the significant efforts undertaken to date, it is impossible to predict at this time whether or when the process initiated by the Statement of Policy will result in the full transition to the not-for-profit corporation of domain name system responsibilities as and to the extent contemplated in the Statement of Policy and, if it does, the effect on us of such transition.

Operations under, changes to or disputes under the cooperative agreement could harm our business

     As the U.S. Government transitions certain responsibilities for domain name system administration to the not-for-profit corporation, corresponding obligations under the Cooperative Agreement may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and us. The U.S. Government sent us a letter directing us to treat ICANN as the not-for-profit corporation identified in the amended

Cooperative Agreement in the performance of ICANN's obligations under the MOU and until such time as the MOU is terminated. We have not yet responded to that letter. We have not yet reached agreement with the U.S. Government or ICANN with respect to the terms of the transition. We may not be able to reach agreement and either ICANN or the U.S. Government may take positions that adversely affect us.

     We held two meetings of a technical advisory group to comment on and participate in testing of our shared registration system and a third meeting is scheduled for late May 1999. The group included members suggested by ICANN to the Department of Commerce and other individuals.

     In the transition to a shared registration system under the Cooperative Agreement, we are operationally separating our registry business from our registrar business. Additional, competing registrars will be able to market registration services in the .com, .net and .org top level domains, with the domain names registered through the registry that we maintain for each of those top level domains. Accordingly, persons registering second level domain names will be able to choose among a number of different registrars, including us. We began this transition on schedule, with the launch of a testbed phase involving the following five registrars accredited by ICANN: America Online, Inc., CORE or "Internet Council of Registrars", France Telecom/ Oleane, Melbourne IT and Register.com. As the registry, we have contracts with each of these registrars allowing them to directly register names through our registry services division using our proprietary Shared Registration System. Registrations of domain names by these five testbed registrars have not as yet commenced. ICANN also accredited 29 additional registrars to begin offering registration services after the testbed. The proposed accreditation contract between the registrars and ICANN would require payment of fees to ICANN and would impose special restrictions on a registrar also acting as the registry. We filed substantial comments with ICANN objecting to various aspects of the proposed accreditation approach. Our registry services under the Cooperative Agreement will be subject to a price cap. During the testbed phase, the cap was set at $18 for a two-year registration and $9 for a one-year re-registration and our Registrar License and Agreement under which we, as the registry, grant a license to use the Shared Registration System, was approved for use by agreement with the Department of Commerce under Amendment 13 to the Cooperative Agreement. Registrar services, once competitive, may be priced in different ways by us and competing registrars.

     Termination, or a change in the terms, of the Cooperative Agreement could harm our business. While the Cooperative Agreement by its terms expires in September 2000, it may be terminated earlier. We are currently in discussions with the U.S. Government regarding adequate testing and full implementation of the Shared Registration System and a wide range of contractual issues. The Department of Commerce's interpretation of certain provisions of the Cooperative Agreement could differ from ours. For example, the Department of Commerce has publicly expressed concerns about our use of the WHOIS service, the internic.net website and our access policy to our top level domain name zone file. We have reached agreements with the U.S. Government concerning the temporary provision of access to the top level domain zone file, operation of the WHOIS service and use of the internic.net website. Nevertheless, some differences of opinion or interpretation remain to be addressed. These differences in interpretation or opinion could lead to disputes between us and the Department of Commerce or the not-for-profit corporation, which may or may not be resolved in our favor. Certain aspects of implementation of the Cooperative Agreement also remain to be fully negotiated, including the maximum price we will charge after the testbed period for registry services in the top level domains for which we now act as registry. If we are unsuccessful in negotiating acceptable terms of implementation, the costs of implementation of the Cooperative Agreement, our relationship with the not-for-profit corporation and other matters affecting our position in a more competitive domain name system environment could be harmed.

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

We may not be able to compete effectively due to increased competition in the domain name registration business

     The introduction of additional competition into the domain name registration business could be harmful to our business. This includes, in particular, competition among registrars within a single top level domain, like
 .com, and competition among registrars and registries of existing and potential new top level domains. We already face competition in the domain name registration business from registries for country code top level domains, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains which we currently register. A number of entities have already begun to offer competing registration services using other top level domains. Our shared registration system is now available to the five testbed registrars in the .com, .org and
 .net top level domains. More competing registrars are scheduled to offer competing registration services in these top level domains in the near future.

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

System failure or interruption, security breaches or our failure to meet increasing demands on our systems could harm our business

     Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our registration system or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top level domains from the Internet and the discontinuation of second level domain names in those top level domains for a period of time. The inability of our registration system, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

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

We may lose revenue or incur significant costs if Year 2000 compliance issues are not properly addressed

     Our failure, or the failure of third parties on which we rely, to adequately address Year 2000 compliance issues may cause us to lose revenue or to incur significant costs. The primary risks that we face with regard to Year 2000 failures are those which impact our domain name registration business. These risks include:

     - significant and protracted interruption of electrical power to data and systems in our engineering and customer service facilities,

     - significant and protracted interruption of telecommunications and data network services in any of our headquarters, engineering or customer service facilities,

     - the failure of components of our current back office and domain name registration related systems, and

     - the occurrence of a Year 2000 problem with respect to third-party suppliers', vendors' and outsourcing service providers' products and services.

     If we fail to solve a Year 2000 compliance problem with our mission critical business systems and processes, including the domain name servers under our control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware or software and components used by our employees, the result could be a failure of or interruption to normal business operations. Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on the software and systems of third parties on which our systems rely or to which they are connected. These third parties include, among others, Internet-related companies, including Internet web hosting companies, Internet access providers and Internet domain name server operators.

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

We are party to several legal proceedings which could have a negative financial impact on us

     We are involved in several legal proceedings. We cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in any of these proceedings, however, could harm our business. Legal proceedings in which we are involved are expensive and divert our personnel. See
"Part II -- Item 1 -- Legal Proceedings."

We may not be able to protect our intellectual property rights and proprietary information

     We rely on a combination of nondisclosure and other contractual arrangements with the U.S. government, our employees, and third parties, as well as privacy and trade secret laws, to protect and limit the distribution of our proprietary data, computer software, documentation, and processes used in conducting our domain name registration business. If we fail to adequately protect our intellectual property rights and proprietary information, or if we are subject to adverse results in litigation relating to our intellectual property rights and proprietary information, our business could be harmed. Any actions we take may not be adequate to protect our intellectual property rights and proprietary information. Other companies may develop competing technology that is similar or superior to our technology. The U.S. government could take positions adverse to our claims regarding proprietary rights and/or could attempt to require us to enter into agreements limiting such claims. Although we have no reason to believe that our domain name registration business activities infringe on the intellectual property rights of others, and we believe that we have all rights needed to conduct our business, it is possible that we could become subject to claims alleging infringement of third party intellectual property rights. Any such claims could subject us to costly litigation, and any adverse final rulings on any such claims could require us to pay damages, seek to develop alternative technology, and/or seek to acquire licenses to the intellectual property that is the subject of any such alleged infringement, and any such rulings could have a material adverse effect on our business.

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

We face increasing risks associated with our international business

     While substantially all of our operations, facilities, and personnel are located within the United States, our revenues from sources outside the U.S. have increased significantly and may continue to increase in the future. As a result, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, competition from foreign companies, fluctuations in the U.S. dollar, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. We do not know what the impact of such regulatory, geopolitical and other factors will be on our business in the future or if we will have to modify our business practice. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

Our quarterly operating results may fluctuate; our future revenue and profitability are uncertain

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, some of which are beyond our control. Factors that may affect our revenue include:

     - variations in the number of requests for domain name registrations or demand for our services,

     - successful competition by others,

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

INVESTMENT RISKS

Our stock price, like that of many Internet companies, is highly volatile

     The market price of our Class A common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

     - general market and economic conditions and market conditions affecting technology and Internet stocks generally,

     - actual or anticipated fluctuations in our quarterly or annual registrations or operating results,

     - announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits, and

     - industry conditions and trends.

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our Class A common stock. Recently, the market price of our Class A common stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, from January 1, 1999 through May 10, 1999, the reported sales price for our Class A common stock ranged from $60 per share to $144 per share. On May 10, 1999, the reported last sale price of our Class A common stock was $67.688 per share.

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

     - Phase 2 -- Assess the Year 2000 compliance of all inventoried business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees and determine whether to renovate or replace any non-Year 2000 compliant systems and services. The assessment of mission critical systems has been completed; however, assessment continues as a life cycle development activity;

     - Phase 3 -- Complete remediation of any non-Year 2000 compliant business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees. Conduct procurements to replace any other non-Year 2000 compliant business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees that will not be remediated. All remediation efforts are expected to be completed by June 30, 1999;

     - Phase 4 -- Test and validate remediated systems to ensure inter-system compliance and mission critical system functionality. The testing will begin in parallel as software is remediated. As remediated code is successfully tested, it will be released into production incrementally, a process which will last until October 30, 1999;

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

     Network Solutions is now in the remediation and testing phases of its project cycle. At this time, Network Solutions believes that its incremental remediation costs needed to make its current business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees Year 2000 compliant are not material. While Network Solutions is incurring some incremental costs directly relating to staff augmentation for the Year 2000 program management and technical assessment, the costs expended by Network Solutions through March 31, 1999 are less than $500,000. Network Solutions' expected total costs, including remediation and replacement costs, are estimated to be between $2,000,000 and $2,375,000 over the life of the Year 2000 project. Since portions of the mission critical "back office" and domain name registration-related systems will generally be replaced as a function of business growth, the labor and capital costs associated with such replacement systems are not directly attributed to achieving Year 2000 compliance. Network Solutions will also incur costs for extending its software testing architecture which, in addition to testing remediated systems, will be used as a normal component of Network Solutions quality assurance infrastructure. As such these costs are not directly categorized as Year 2000 project costs but as normal business development and engineering costs.

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

     Should Network Solutions fail to solve a Year 2000 compliance problem to its mission critical business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees, the result could be a failure or interruption to normal business operations. Network Solutions believes that, with the deployment of the new "back office" and domain name registration related systems in 1999, the potential for significant interruptions to normal operations should be minimized. Network Solutions' primary risks with regard to Year 2000 failures are those which impact its domain name registration business. The reasonably likely worst case risks inherent in Network Solutions' business are as follows:

     - Significant and protracted interruption of electrical power to data and systems in Network Solutions' engineering and customer support facilities could materially and negatively impact Network Solutions' ability to provide data and call-center operations. To mitigate this risk, Network Solutions has deployed back-up power systems capable of operating indefinitely. However, electrical power interruptions that impact Internet connectivity providers could adversely impact Network Solutions because of Network Solutions' reliance upon Internet-based operations for its day to day business.

     - Significant and protracted interruption of telecommunications and data network services in any of Network Solutions' headquarters, engineering or customer support facilities could materially and negatively impact Network Solutions' ability to provide data and call-center operations. Network Solutions has conducted detailed assessments of the components of its telecommunications infrastructure and is working to identify appropriate system testing guidelines. As part of its technical assessment, Network Solutions identified the compliance status of its data networking infrastructure and developed plans for remediation. Finally, Network Solutions has plans to seek additional assurances and a better understanding of the compliance programs of its telecommunications and data circuit providers.

     - The failure of components of Network Solutions' current "back office" and domain name registration related systems could materially and negatively impact Network Solutions' business. However, as a function of business growth, these systems are planned to be retired before the end of 1999. As a contingency planning measure, Network Solutions has conducted a technical assessment of the current systems and their software applications and is currently remediating and testing such systems.

     - Despite the assurances of Network Solutions' third-party suppliers, hardware and software vendors, and outsourcing service providers regarding the Year 2000 compliance of their products and services, the potential exists that a Year 2000 problem relating to such third-party suppliers, vendors and outsourcing service providers' products and services could have a material impact on Network Solutions' business. Network Solutions is conducting monthly discussions with its mission critical outsourcing service providers to determine the progress of their Year 2000 compliance programs.

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

     Investment Risk. The Company has invested in the equity instruments of a privately-held, information technology company for business and strategic purposes. This investment is included in other long-term assets and is accounted for under the cost method which approximates fair value. Network Solutions is also exposed to equity price risks on the marketable portion of its equity securities. Network Solutions' available-for-sale securities include investments in publicly-held companies in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of April 30, 1999, we were a defendant in two active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action which suspends their use of the domain names in question. Although 49 out of approximately 6,000 of these situations have resulted in suits actually naming us as a defendant, as of April 30, 1999, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

     On March 20, 1997, PG Media, Inc., a New York-based corporation filed a lawsuit against us in the United States District Court, Southern District of New York alleging that we had restricted access to the Internet by not adding PG Media's requested top level domains to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media, in addition to requesting damages, asked that we be ordered to include reference to PG Media's top level domains and name servers in the root zone file administered by us under the Cooperative Agreement. In June 1997, we received written direction from the National Science Foundation not to take any action which would create additional top level domains or to add any new top level domains to the Internet root zone until the National Science Foundation provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the National Science Foundation as a defendant. On May 14, 1998, PG Media served us with a motion for a preliminary injunction against both defendants to compel both defendants to add PG Media's top level domains to the Internet root zone within 30 days. In response, both defendants filed cross-motions for summary judgment against PG Media. On July 20, 1998, a hearing on all parties' motions occurred. The basic issue before the court is the National Science Foundation's authority to control the Internet's root zone system. On March 16, 1999, the court granted both our and the National Science Foundation's motions for summary judgment, holding that the National Science Foundation does have authority over the root zone system and that the federal instrumentality immunity doctrine immunizes us against liability under both sections 1 and 2 of the Sherman Act. PG Media noticed its appeal on April 15, 1999. While we cannot reasonably estimate the potential impact of the claims advanced in this lawsuit, a successful claim could harm our business.

     On October 17, 1997, a group of six plaintiffs filed the Thomas suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against us seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted our motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against us. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court's dismissal of their claims, and oral argument occurred on February 25, 1999. On May 14, 1999, the Court of Appeals ruled in favor of Network Solutions by unanimously affirming the District Court's decision.

     On October 20, 1998, we were included as a defendant in a suit brought by the Pennsylvania Attorney General's office against a domain name holder who was alleged to have used his domain name in connection with a web site promoting white supremacy and threatening certain state employees. The Pennsylvania

Attorney General named all of the communications companies in any way connected with the domain name or web site. The Pennsylvania Attorney General seeks to permanently enjoin these entities, including us, from providing services to this domain name holder in the event that the domain name holder fails to comply with the order of the court. We have answered the complaint denying any knowledge or participation in the actions of the primary defendant. The Attorney General dismissed the case against us on April 26, 1999.

     On June 27, 1997, SAIC received a Civil Investigative Demand, or "CID," from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be any antitrust violation under the Sherman Act relating to Internet registration products and services. The CID sought documents and information from SAIC and us relating to our Internet registration business. On April 29, 1999, we received a second CID seeking additional information and documents relating to our ownership rights in, policies relating to access to, and our use of, data that we compile in the course of operating our Internet registration business. We are providing information responsive to the CID. Because the investigation, as currently focused, is still at a preliminary stage, we cannot reasonably estimate the potential impact of the investigation nor can we predict whether a civil action might ultimately be filed by the Department of Justice or the form of relief that might be sought. Any such relief from such a suit could have a harmful effect on our business.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits -- See Exhibit Index

     (b) Reports on Form 8-K --

     The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

     On January 15, 1999, we filed a report on Form 8-K, pursuant to Item 5 of such form, to report that our Board of Directors had approved a two-for-one split of our Class A Common Stock and Class B Common Stock, to be effected in the form of a 100% stock dividend.

     On February 9, 1999, we filed a report on Form 8-K, pursuant to Item 5 of such form, to report that the Internet Corporation for Assigned Names and Numbers had issued, in preliminary form, its "Guidelines for Accreditation of Internet Domain Name Registrars and for Selection of Registrars for the Shared Registry System TestBed for .com, .net and .org Domains."

     On February 11, 1999, we filed a report on Form 8-K, pursuant to Item 5 of such form, to report our issuance of a press release announcing our 1998 fourth quarter and annual revenue and earnings.

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

                                          NETWORK SOLUTIONS, INC.

                                          By: /s/ ROBERT J. KORZENIEWSKI
                                            Robert J. Korzeniewski
                                            Chief Financial Officer, Acting
                                              Chief Operating Officer and
                                              Authorized Signatory

Date: May 17, 1999

                               INDEX TO EXHIBITS

                            NETWORK SOLUTIONS, INC.

                       THREE MONTHS ENDED MARCH 31, 1999

EXHIBIT                                                                SEQUENTIAL
  NO.    DESCRIPTION OF EXHIBITS                                        PAGE NO.
-------  -----------------------                                       ----------
10.25    Amendment No. 13 to the Cooperative Agreement dated May 6,
         1999
10.26    Lease Agreement By and Between Corporate Oaks LP and Network
         Solutions dated March 11, 1999
27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule