Form 10-Q
period 1999-06-30
NETWORK SOLUTIONS INC /DE/
filed 1999-08-16
CIK 1030341

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               Yes [X]     No [ ]

     As of August 3, 1999, the Registrant had 33,342,342 shares of common stock, $0.001 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                       PAGE
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
         Unaudited Condensed Statements of Financial Position as of
           December 31, 1998 and June 30, 1999.......................    3
         Unaudited Condensed Statements of Operations for the three
           and six months ended June 30, 1998 and 1999...............    4
         Unaudited Condensed Statements of Changes in Stockholders'
           Equity for the six months ended June 30, 1999.............    5
         Unaudited Condensed Statements of Cash Flows for the six
           months ended June 30, 1998 and 1999.......................    6
         Notes to Condensed Financial Statements.....................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   26
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   28
Item 2.  Changes in Securities and Use of Proceeds...................   29
Item 4.  Submission of Matters to a Vote of Security Holders.........   29
Item 6.  Exhibits and Reports on Form 8-K............................   30
Signature............................................................   31
Index to Exhibits....................................................   32

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 12,862,000   $ 46,099,000
  Short-term investments....................................   118,808,000    114,215,000
  Accounts receivable, net..................................    22,628,000     47,084,000
  Prepaids and other assets.................................     4,001,000      6,453,000
  Deferred tax asset........................................    40,508,000     67,212,000
                                                              ------------   ------------
Total current assets........................................   198,807,000    281,063,000
Furniture and equipment, net................................    16,005,000     51,112,000
Long-term investments.......................................    13,590,000     42,060,000
Deferred tax asset..........................................    14,831,000     20,291,000
Goodwill, net...............................................       634,000        362,000
                                                              ------------   ------------
Total Assets................................................  $243,867,000   $394,888,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 28,287,000   $ 43,323,000
  Due to SAIC...............................................     4,766,000      7,607,000
  Income taxes payable......................................     5,409,000      6,699,000
  Current portion of capital lease obligations..............       834,000        643,000
  Deferred revenue, net.....................................    93,720,000    156,906,000
                                                              ------------   ------------
Total current liabilities...................................   133,016,000    215,178,000
Capital lease obligations...................................       247,000             --
Long-term deferred revenue, net.............................    35,474,000     65,682,000
                                                              ------------   ------------
Total liabilities...........................................   168,737,000    280,860,000
Commitments and contingencies...............................            --             --
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; none issued and outstanding in 1998 and 1999...            --             --
  Common stock, $.001 par value; authorized 210,000,000
     shares; 33,319,000 issued and outstanding in 1999......            --         33,000
  Class A common stock, $.001 par value; authorized
     100,000,000 shares in 1998; 9,140,000 issued and
     outstanding in 1998....................................         9,000             --
  Class B common stock, $.001 par value; authorized
     30,000,000 shares in 1998; 23,850,000 issued and
     outstanding in 1998....................................        24,000             --
  Additional paid-in capital................................    72,331,000     84,645,000
  Retained earnings.........................................     2,407,000     13,000,000
  Accumulated other comprehensive income....................       359,000     16,350,000
                                                              ------------   ------------
Total stockholders' equity..................................    75,130,000    114,028,000
                                                              ------------   ------------
Total Liabilities and Stockholders' Equity..................  $243,867,000   $394,888,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               1998          1999          1998          1999
                                            -----------   -----------   -----------   -----------
Net revenue...............................  $20,476,000   $47,499,000   $36,968,000   $85,631,000
Cost of revenue...........................    8,791,000    17,711,000    16,139,000    32,252,000
                                            -----------   -----------   -----------   -----------
Gross profit..............................   11,685,000    29,788,000    20,829,000    53,379,000
Research and development expenses.........      815,000     2,460,000     1,540,000     4,495,000
Selling, general and administrative
  expenses................................    8,008,000    19,395,000    14,190,000    34,660,000
Interest income...........................   (1,416,000)   (1,927,000)   (2,743,000)   (3,857,000)
Other expenses............................       32,000        15,000        67,000        34,000
                                            -----------   -----------   -----------   -----------
Income before income taxes................    4,246,000     9,845,000     7,775,000    18,047,000
Provision for income taxes................    1,783,000     4,050,000     3,263,000     7,454,000
                                            -----------   -----------   -----------   -----------
Net income................................  $ 2,463,000   $ 5,795,000   $ 4,512,000   $10,593,000
                                            ===========   ===========   ===========   ===========
Earnings per common share:
  Basic...................................  $      0.08   $      0.17   $      0.14   $      0.32
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.07   $      0.17   $      0.14   $      0.30
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                 ACCUMULATED
                                                                  ADDITIONAL        OTHER
                          COMMON      CLASS A        CLASS B        PAID-IN     COMPREHENSIVE    RETAINED     COMPREHENSIVE
                           STOCK    COMMON STOCK   COMMON STOCK     CAPITAL        INCOME        EARNINGS        INCOME
                          -------   ------------   ------------   -----------   -------------   -----------   -------------
  Balance, December 31,
   1998.................  $   --      $  9,000       $ 24,000     $72,331,000    $   359,000    $ 2,407,000    $        --
  Issuance of common
   stock pursuant to
   stock plans..........      --            --             --       2,988,000             --             --             --
  Tax benefit associated
   with stock plans.....      --            --             --       9,326,000             --             --             --
  Conversion of Class B
   common stock.........      --        24,000        (24,000)             --             --             --             --
  Reclassification of
   Class A
   common stock.........  33,000       (33,000)            --              --             --             --             --
  Comprehensive income:
  Net income for the
   period ended June 30,
   1999.................      --            --             --              --             --     10,593,000     10,593,000
  Other comprehensive
   income, net of tax:
  Unrealized gains on
   securities...........      --            --             --              --     15,991,000             --     15,991,000
                                                                                                               -----------
  Comprehensive
   income...............      --            --             --              --             --             --    $26,584,000
                          -------     --------       --------     -----------    -----------    -----------    ===========
  Balance, June 30,
   1999.................  $33,000     $     --       $     --     $84,645,000    $16,350,000    $13,000,000
                          =======     ========       ========     ===========    ===========    ===========


                              TOTAL
                          STOCKHOLDERS'
                             EQUITY
                          -------------
  Balance, December 31,
   1998.................  $ 75,130,000
  Issuance of common
   stock pursuant to
   stock plans..........     2,988,000
  Tax benefit associated
   with stock plans.....     9,326,000
  Conversion of Class B
   common stock.........            --
  Reclassification of
   Class A
   common stock.........            --
  Comprehensive income:
  Net income for the
   period ended June 30,
   1999.................    10,593,000
  Other comprehensive
   income, net of tax:
  Unrealized gains on
   securities...........    15,991,000
  Comprehensive
   income...............            --
                          ------------
  Balance, June 30,
   1999.................  $114,028,000
                          ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  4,512,000   $ 10,593,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     1,459,000      3,439,000
     Provision for uncollectible accounts receivable........     2,168,000             --
     Deferred income taxes..................................    (7,499,000)   (43,743,000)
     Tax benefit associated with stock plans................     2,118,000      9,326,000
     Change in operating assets and liabilities:
       Increase in accounts receivable......................    (7,602,000)   (24,456,000)
       Increase in prepaids and other assets................    (1,045,000)    (2,452,000)
       Increase in accounts payable and accrued
          liabilities.......................................     4,908,000     15,036,000
       Increase (decrease) in income taxes payable..........    (4,513,000)     1,290,000
       Increase in deferred revenue.........................    27,500,000     93,394,000
                                                              ------------   ------------
       Net cash provided by operating activities............    22,006,000     62,427,000
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.......................    (4,364,000)   (38,274,000)
  Sale (purchase) of short-term investments, net............   (39,316,000)     5,693,000
  Purchase of long-term investments.........................    (6,007,000)    (2,000,000)
                                                              ------------   ------------
       Net cash used in investing activities................   (49,687,000)   (34,581,000)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC................................     1,108,000      2,841,000
  Repayment of capital lease obligations....................      (412,000)      (438,000)
  Issuance of common stock pursuant to stock plans..........     3,767,000      2,988,000
                                                              ------------   ------------
       Net cash provided by financing activities............     4,463,000      5,391,000
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........   (23,218,000)    33,237,000
Cash and cash equivalents, beginning of period..............    41,146,000     12,862,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $ 17,928,000   $ 46,099,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     Network Solutions, Inc. ("Network Solutions") currently acts as the exclusive registry and as a registrar of Internet domain names within the .com,
 .org, .net and .edu top level domains pursuant to the Cooperative Agreement with the Department of Commerce. Domain names are used to identify a unique site or presence on the Internet. As registry and a registrar for these top level domains, Network Solutions registers new domain names and is responsible for the maintenance of the master file of domain names through daily updates to the Internet. Network Solutions also provides Internet Technology Services, focusing on architecture, implementation and support services to help large enterprises and Internet service providers improve their operational effectiveness.

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

NOTE 3 -- COMMON STOCK

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

SECONDARY STOCK OFFERING AND STOCK RECLASSIFICATION

     On February 12, 1999, Network Solutions completed a secondary stock offering in which a total of 9,160,000 shares of Class A common stock were sold. Concurrent with the offering, Science Applications International Corporation, commonly known as "SAIC", converted 9,000,000 shares of Class B common stock into 9,000,000 shares of Class A common stock sold in the offering. The remaining 160,000 shares of Class A common stock were sold by other selling stockholders after they exercised the applicable stock options simultaneously with the closing of the offering. Network Solutions was not a selling stockholder, and, therefore, did not receive any proceeds from the stock offering other than proceeds from options exercised as part of the offering. After the offering, SAIC owned approximately 89% of the combined voting power and approximately 45% of the economic interest of the outstanding common stock.

     On June 3, 1999, SAIC, the sole Class B common stock shareholder, converted the remaining Class B common stock into an identical number of shares of Class A common stock. As a result, SAIC's voting power changed from 89% to 45%, consistent with the number of Class A shares owned after the conversion. On June 17, 1999, Network Solutions filed a Certificate of Amendment of Second Amended and Restated Certificate of Incorporation whereby its Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, were reclassified as a single class of common stock, par value $0.001 per share, the "Common Stock". At the time of the reclassification of the Class A common stock and Class B common stock to Common Stock, there were 33,312,594 shares of Class A common stock and no shares of Class B common stock outstanding.

     The Certificate of Amendment also increased the total number of authorized shares of Network Solutions, Inc. to 220,000,000 of which 210,000,000 shares are authorized shares of Common Stock and 10,000,000 shares are authorized shares of preferred stock, par value $0.001 per share. There are no shares of preferred stock outstanding.

NOTE 4 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

                                           INCOME          SHARES        PER SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                         -----------    -------------    ---------
THREE MONTHS ENDED JUNE 30, 1999
Basic..................................  $5,795,000      33,281,000        $0.17
                                                                           =====
Dilutive securities:
  Outstanding options..................          --       1,440,000
                                         ----------      ----------
Diluted................................  $5,795,000      34,721,000        $0.17
                                         ==========      ==========        =====
THREE MONTHS ENDED JUNE 30, 1998
Basic..................................  $2,463,000      31,791,000        $0.08
                                                                           =====
Dilutive securities:
  Outstanding options..................          --       1,696,000
                                         ----------      ----------
Diluted................................  $2,463,000      33,487,000        $0.07
                                         ==========      ==========        =====

                                          INCOME          SHARES        PER SHARE
                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                        -----------    -------------    ---------
SIX MONTHS ENDED JUNE 30, 1999
Basic.................................  $10,593,000     33,202,000        $0.32
                                                                          =====
Dilutive securities:
  Outstanding options.................           --      1,558,000
                                        -----------     ----------
Diluted...............................  $10,593,000     34,760,000        $0.30
                                        ===========     ==========        =====
SIX MONTHS ENDED JUNE 30, 1998
Basic.................................  $ 4,512,000     31,623,000        $0.14
                                                                          =====
Dilutive securities:
  Outstanding options.................           --      1,262,000
                                        -----------     ----------
Diluted...............................  $ 4,512,000     32,885,000        $0.14
                                        ===========     ==========        =====

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for diluted earnings per share are weighted for the period the underlying options were outstanding.

NOTE 5 -- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

     The changes in the components of accumulated other comprehensive income, net of income taxes, for the three and six months ended June 30, 1999 and June 30, 1998 are as follows:

                                             UNREALIZED GAINS (LOSSES)       UNREALIZED GAINS
                                                   ON SECURITIES               ON SECURITIES
                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                             -------------------------    -----------------------
                                               1998          1999           1998         1999
                                             --------    -------------    --------    -----------
Pre-tax amount.............................  $22,000     $(10,979,000)    $367,000    $27,568,000
Income taxes...............................    9,000       (4,612,000)     145,000     11,577,000
                                             -------     ------------     --------    -----------
Net of tax amount..........................  $13,000     $ (6,367,000)    $222,000    $15,991,000
                                             =======     ============     ========    ===========

NOTE 6 -- SUBSEQUENT EVENTS

LITIGATION

     On August 17, 1998, we received notice from the Commission of the European Communities, or "EC," of an investigation concerning the Company's Premier Program agreements in Europe. The EC requested production of these agreements and related materials for review and we complied. On June 17, 1999, we received a second inquiry from the EC concerning our registrar licensing agreements with the five newly-accredited testbed registrars and we responded to this inquiry on July 9, 1999. We cannot reasonably estimate the potential impact of the investigation nor can we predict whether an action will ultimately be brought by the EC or the form of relief that might be sought. Any such relief could harm our business.

STATUS OF COOPERATIVE AGREEMENT

     On January 1, 1993, Network Solutions initiated phase-in of a Cooperative Agreement with the National Science Foundation. The three-month phase-in was followed by a five-year operations period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 1998. Effective in September 1998, the responsibility for the Cooperative Agreement was transferred to the Department of Commerce. In October 1998, the Cooperative Agreement was amended to extend the flexibility period through September 30, 2000 and to transition to a shared registration system.

     In accordance with the terms of the October 1998 and subsequent amendments to the Cooperative Agreement, Network Solutions has developed a protocol and associated software to support a shared registration system which will permit multiple registrars to provide registration services within the top level domains for which Network Solutions will act as registry. Network Solutions deployed its proprietary shared registration system on schedule by establishing a testbed to support actual registrations by five new registrars. We have entered into license agreements with the five new registrars to provide access to the shared registration system, permitting them to directly register and maintain actual domain names.

     During the current testbed period, we have agreed to charge the new registrars an interim registry fee of $18 for each new two-year registration. All of the five original new testbed registrars have completed their systems development and testing, are certified and have begun to register actual names within the shared registration system.

     On August 6, 1999, Network Solutions agreed with the Department of Commerce to extend the testbed period through September 10, 1999, and to consider additional accredited registrars eligible to participate in the testbed. Network Solutions has signed confidentiality agreements with 12 additional testbed registrars and has shipped these new prospective registrars the software and documentation to begin developing their system interfaces with the shared registration system in order to begin providing registration services. These 12 prospective registrars are among the 59 companies accredited, or to be accredited, by the Internet Corporation for Assigned Names and Numbers. All 59 of these companies may be eligible to participate in the testbed.

     Network Solutions continues to work with the U.S. Government toward establishing the post-testbed registry price and toward resolving other issues surrounding the registry operations in a competitive environment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of Network Solutions are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause Network Solutions' actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part
I -- Item 1 -- Business -- Risk Factors" and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results" contained in Network Solutions' 1998 Form 10-K, as filed with the Securities and Exchange Commission on March 30, 1999. In addition, set forth below under the heading "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, Network Solutions' near-term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the 1998 Form 10-K should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with Network Solutions' 1998 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in Network Solutions' common stock.

OVERVIEW

     Network Solutions currently acts as the exclusive registry and as a registrar of Internet domain names within the .com, .net, .org and .edu top level domains pursuant to the Cooperative Agreement with the Department of Commerce. Domain names are used to identify a unique site or presence on the Internet. As registry and a registrar for these top level domains, Network Solutions registers new domain names, maintains the master file of domain names and updates that master file to the Internet daily. Network Solutions also provides Internet Technology Services, focusing on network engineering, network and systems security and network management solutions.

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

     The original terms of the Cooperative Agreement provided for a cost reimbursement plus fixed-fee contract. Effective September 14, 1995, the National Science Foundation and Network Solutions amended the Cooperative Agreement to require Network Solutions to begin charging end users a services fee of $50 per year for each domain name in the .com, .org and .net top level domains. Thus, prior to April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual re-registration fee of $50 per year thereafter. The National Science Foundation paid the registration fees for domain names within the .edu and .gov top level domains through March 31, 1997. Commencing April 1, 1997, Network Solutions agreed with the National Science Foundation to provide domain name services within the .edu and .gov top level domains free of charge. As of October 1, 1997, Network Solutions no longer registers or administers domain names in the .gov top level domain.

     Under the terms of the September 14, 1995 amendment to the Cooperative Agreement, 30% of the registration fees collected by Network Solutions was required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, was not recognized as revenue by Network Solutions. The set aside funds, plus any interest earned, were disbursed at the direction of the National Science Foundation. As of December 31, 1998, the Company had cumulatively disbursed to the National Science Foundation at its direction all set aside funds collected and associated interest earned for a total of $62.3 million.

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

     In order to provide prompt access to new domain names on the Internet, Network Solutions generally invoices customers and permits them to pay their registration fees after their domain names are registered. Network Solutions' experience has been that, for the period from September 1995 through June 1999, approximately 36% of registrations have ultimately been deactivated for non-payment. Network Solutions believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such names at a profit. Such speculative resellers have a greater tendency than other customers to default on their registration fees. As a consequence, Network Solutions has recorded a comparable provision for uncollectible accounts in determining net registration revenue.

     Registration fees charged to end users for registration services, net of any 30% set aside funds, are recognized as revenue evenly over the registration term. Accordingly, Network Solutions recognizes $70 on a straight-line basis over the two-year services period for each basic initial domain name registration, equivalent to $35 per year. Annual re-registrations of basic domain name registrations are recorded as revenue based upon $35 recognized on a straight-line basis over the one-year services period. This subscription-based model defers revenue recognition until Network Solutions provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At June 30, 1999, Network Solutions had net deferred revenue of $222.6 million.

     Internet Technology Services. Substantially all of Network Solutions' Internet Technology Services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

     The majority of Network Solutions' Internet Technology Services are provided to customers in the financial services industry. Bank of America, formerly NationsBanc, is currently Network Solutions' largest Internet Technology Services client, accounting for 38.8% of Network Solutions' Internet Technology Services business net revenue and 2.2% of Network Solutions' total net revenue for the three months ended June 30, 1999. NationsBanc originally contracted with Network Solutions in 1993 and Network Solutions currently provides network design and engineering services as well as a variety of project specific services under the contract.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 132% from $20.5 million for the three months ended June 30, 1998 to $47.5 million for the three months ended June 30, 1999. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 136% from $19.0 million for the three months ended

June 30, 1998 to $44.8 million for the three months ended June 30, 1999. Net new registrations increased 166% from 443,000 for the three months ended June 30, 1998 to 1,180,000 for the three months ended June 30, 1999. This also represents a 28% increase over the 922,000 net new registrations for the three months ended March 31, 1999. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations as of June 30, 1998 were 2,289,000 as compared to 5,322,000 as of June 30, 1999, for a 133% increase. In addition, this growth in cumulative net registrations represents a 28% increase in Network Solutions' entire customer base since March 31, 1999.

     Net revenue from Internet Technology Services increased 82% from $1.5 million for the three months ended June 30, 1998 to $2.7 million for the three months ended June 30, 1999. This represents a 20% decrease in net revenue from Internet Technology Services from the three months ended March 31, 1999. Bank of America accounted for $1.0 million or 2.2% of Network Solutions' total net revenue for the three months ended June 30, 1999 and $571,000 or 2.8% for the three months ended June 30, 1998.

     Net revenue increased 132% from $37.0 million for the six months ended June 30, 1998 to $85.6 million for the six months ended June 30, 1999. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 131% from $34.5 million for the six months ended June 30, 1998 to $79.7 million for the six months ended June 30, 1999.

     Net new registrations during the six month period ended June 30, 1999 were
2.1 million as compared to 783,000 during the six month period ended June 30, 1998, an increase of 158%.

     Net revenue from Internet Technology Services increased 143% from $2.5 million for the six months ended June 30, 1998 to $6.0 million for the six months ended June 30, 1999. This was primarily attributable to an increase in business from Bank of America and other financial services customers. Bank of America accounted for $1.8 million or 2.1% of Network Solutions' total net revenue for the six months ended June 30, 1999, and $1.1 million or 3.0% for six months ended June 30, 1998.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 101% from $8.8 million for the three months ended June 30, 1998 to $17.7 million for the three months ended June 30, 1999. The increase was primarily driven by the growth of Network Solutions' registration business which experienced additional outsourcing costs of $2.8 million in support of invoicing, collection and processing activities, $2.0 million in additional depreciation charges and equipment expenditures and additional direct labor charges of $3.1 million related to systems engineering and operations.

     As a percentage of net revenue, cost of revenue decreased from 42.9% for the three months ended June 30, 1998 to 37.3% for the three months ended June 30, 1999. This decrease primarily reflects economies of scale that Network Solutions has continued to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Cost of revenue increased 100% from $16.1 million for the six months ended June 30, 1998 to $32.3 million for the six months ended June 30, 1999. This increase was driven by a $6.3 million increase in outsourcing costs and $3.0 million in additional depreciation charges and equipment expenditures and additional direct labor charges of $4.4 million related to systems engineering and operations primarily associated with supporting the growth of Network Solutions' registration services business.

     As a percentage of net revenue, cost of revenue decreased from 43.7% for the six months ended June 30, 1998 to 37.7% for the six months ended June 30, 1999 reflecting economies of scale achieved in Network Solutions' registration business.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of Network Solutions' products and technologies. Research and development expenses increased 202% from $815,000 for the three months ended June 30, 1998 to $2,460,000 for the three months ended June 30, 1999. To date, all significant research and development costs have been expensed as incurred. Network Solutions expects that the level of research and development expenses will continue to increase in the near future in absolute dollars as Network Solutions invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses were 4.0% and 5.2% for the three months ended June 30, 1998 and 1999, respectively.

     Research and development expenses increased 192% from $1.5 million for the six months ended June 30, 1998 to $4.5 million for the six months ended June 30, 1999. As a percentage of net revenue, research and development expenses increased from 4.2% for the six months ended June 30, 1998 to 5.3% for the six months ended June 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, corporate services from SAIC, legal and other professional costs and amortization of goodwill associated with Network Solutions' 1995 acquisition by SAIC. Selling, general and administrative expenses increased 142% from $8.0 million for the three months ended June 30, 1998 to $19.4 million for the three months ended June 30, 1999. The increase was primarily attributable to a $7.0 million increase in marketing and business development expenses including television, Internet banner advertising and targeted direct mail campaigns, increased staffing expenses of $900,000 and an increase of other professional costs of $2.1 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 39.1% for the three months ended June 30, 1998 to 40.8% for the three months ended June 30, 1999.

     Selling, general and administrative expenses increased 144% from $14.2 million for the six months ended June 30, 1998 to $34.7 million for the six months ended June 30, 1999. This increase was primarily attributable to a $14.3 million increase in marketing and business development expenses including television, Internet banner advertising and targeted direct mail campaigns, increased staffing expenses of $2.0 million and an increase of other professional costs of $2.3 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 38.4% for the six months ended June 30, 1998 to 40.5% for the six months ended June 30, 1999.

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

     Interest Income. Network Solutions had net interest income of $1.4 million for the three months ended June 30, 1998 as compared to $1.9 million for the three months ended June 30, 1999.

     Network Solutions had net interest income of $2.7 million for the six months ended June 30, 1998 as compared to $3.9 million for the six months ended June 30, 1999. The increase for both the three month and six month comparisons is attributable to the investment of the net proceeds of Network Solutions' initial public offering as well as positive cash flow resulting from increasing domain name registrations.

     Income Taxes. The provision for income taxes was 42% of pretax earnings, or $1.8 million for the three months ended June 30, 1998, and 41%, or $4.1 million for the three months ended June 30, 1999.

     The provision for income taxes was 42% or $3.3 million for the six months ended June 30, 1998, and 41% or $7.5 million for the six months ended June 30, 1999.

     The difference between the effective rate for both periods presented and the statutory rate is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by Network Solutions over five years and is associated with the acquisition of Network Solutions by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, Network Solutions' principal source of liquidity was its cash and cash equivalents of $46.0 million and its short-term investments of $114.2 million, which when combined represent an increase of $28.6 million from its December 31, 1998 balances in those accounts. Network Solutions also has $42.1 million of marketable securities held as long term investments as of June 30, 1999.

     At June 30, 1999, Network Solutions' cumulative net obligation to SAIC for intercompany activity was $7.6 million. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of Network Solutions. Network Solutions currently reimburses SAIC for intercompany activity on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, Network Solutions now generally remits income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for federal income tax purposes.

     Cash provided by operations was $62.4 million for the six months ended June 30, 1999. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition which occurs ratably over the two-and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities, generally paid on a quarterly basis.

     Investing activities totaled $34.6 million for the six months ended June 30, 1999, of which $5.7 million was the net sale of short-term investments. Investments during the period include a $2.0 million investment in a strategic business partner which subsequently consummated its initial public offering during the period.

     Capital expenditures year to date were $38.3 million, primarily for computer equipment and software to support Network Solutions' registry and registrar efforts, as well as costs related to the opening of Network Solutions' new call center. Network Solutions will continue to invest in the back office infrastructure in advance of continued growth in domain name registrations and as Network Solutions designs, builds, and operates the shared registration system in accordance with the Cooperative Agreement.

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

     The Statement of Policy distinguished between the registry and registrar functions of the domain name system. We currently are the exclusive registry in the .com, .org, .net and .edu top level domains and act as the leading registrar in those domains. The technical structure of the Internet only permits one registry for each top level domain. A registrar acts as the interface between the registry and the end-user domain name registrants. Registrars submit to the registry certain limited information for each of their customers that has a second level domain name in that top level domain. A registrar can provide value-added products and services in addition to its basic registration service. Numerous registrars will be able to operate within each top level domain.

     As part of the process initiated by the Statement of Policy, several proposals were put forward to the Department of Commerce on the establishment and governance of the not-for-profit corporation. The proposals differed in several respects including, among others, their approaches to the following issues: place and form of incorporation; method for selection of the interim and permanent board of directors; who should be eligible to become a member and on what questions should the members vote; what authority should be granted to the board of directors and what authority should be reserved to the members, if any; and whether there should be separate supporting organizations and, if so, what authority these organizations should have. A U.S. based private not-for-profit corporation with an international board of directors, denoted the Internet Corporation for Assigned Names and Numbers, or "ICANN," submitted various proposals which formed the basis of discussion at a number of public and private meetings. As a result of these and other meetings and private negotiations, the process initiated by the Statement of Policy has resulted in the entry by the U.S. Government into a Memorandum of Understanding, or "MOU," with ICANN. Under the MOU, the parties will jointly design, develop and test the mechanisms, methods and procedures that should be in place and the steps necessary to transition management responsibility for certain domain name system functions to a private-sector not-for-profit entity. The MOU provides that once testing is successfully completed, it is contemplated that management of certain domain name system functions will be transitioned to the mechanisms, methods and procedures designed and developed in this joint project. The U.S. Government has sent us a letter directing us to treat ICANN as the not-for-profit corporation described in the October amendment to the Cooperative Agreement, in the performance of ICANN's obligations under the MOU and until such time as the MOU is terminated. We have taken the position that ICANN will become such not-for-profit corporation, or "NewCo", only when responsibilities are transferred to it in compliance with the Statement of Policy and that ICANN will be "recognized" by us only pursuant to a mutually agreeable, bilateral, agreement. We are actively negotiating such an agreement.

     ICANN's bylaws called for the creation of supporting organizations that will select some ICANN board members and provide policy recommendations in particular areas. ICANN called for submission by February 5, 1999 of applications from groups urging "recognition" of a domain name supporting organization that would be charged with developing recommendations for policies ICANN might apply. We submitted comments regarding the structure and function of such a domain name supporting organization. On March 4, 1999, the ICANN Board adopted a domain name supporting organization formation concept statement reflecting some, but not all of our comments. On March 15, 1999, ICANN released a staff draft of amendments to its bylaws based on the formation concept statement to establish a domain name supporting organization. On March 31, 1999, the ICANN Board adopted bylaw changes to govern establishment of the domain name supporting organization. In May 1999, ICANN recognized a provisional Names Council and six constituencies. We organized a global top level domain registry constituency for the domain name supporting organization and may join other constituencies. On August 12, 1999, ICANN further amended its bylaw provisions relating to the domain name supporting organization.

     We cannot be sure that ICANN will take positions favorable to us in the process of implementing the final bylaws, recognizing domain name supporting constituencies or in its further policy development, contract formation or other actions.

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

Operations under, changes to or disputes under the Cooperative Agreement could harm our business

     As the U.S. Government transitions certain responsibilities for domain name system administration to the not-for-profit corporation, corresponding obligations under the Cooperative Agreement may be terminated and, as appropriate, covered in a contract between the not-for-profit corporation and us. The U.S. Government sent us a letter directing us to treat ICANN as the not-for-profit corporation identified in the amended Cooperative Agreement in the performance of ICANN's obligations under the MOU and until such time as the MOU is terminated. We have taken the position that ICANN will become such not-for-profit corporation, or "NewCo", only when responsibilities are transferred to it in compliance with the Statement of Policy and that ICANN will be "recognized" by us only pursuant to a mutually agreeable, bilateral, agreement. We are actively negotiating such an agreement. We have not yet reached agreement with the U.S. Government or ICANN with respect to the terms of the transition. We may not be able to reach agreement and either ICANN or the U.S. Government may take positions that adversely affect us.

     In the transition to a shared registration system under the Cooperative Agreement, we are operationally separating our registry business from our registrar business. Additional, competing registrars are now able to market registration services in the .com, .net and .org top level domains, with the domain names registered into the registry that we maintain for each of those top level domains. Accordingly, persons registering second level domain names are now able to choose among a number of different registrars, including us. We began this transition on schedule, with the launch of a testbed phase involving the following five registrars accredited by ICANN: America Online, Inc., CORE or "Internet Council of Registrars", France Telecom/ Oleane, Melbourne IT and Register.com. As the registry, we have contracts with each of these registrars allowing them to directly register names into our registry database using our proprietary shared registration system. Registrations of domain names by these five testbed registrars have commenced. On August 6, 1999, we agreed with the Department of Commerce to extend the testbed period through September 10, 1999, and to consider additional accredited registrars eligible to participate in the testbed. We have signed confidentiality agreements with 12 additional testbed registrars and have shipped these new prospective registrars the software and documentation to begin developing their system interfaces with the shared registration system in order to begin providing registration services. These 12 prospective registrars are among the 59 companies accredited, or to be accredited, by the ICANN. All of these companies may be eligible to participate in the testbed. Our registry services under the Cooperative Agreement will be subject to a price cap. During the testbed phase, the cap was set at $18 for a two-year registration and $9 for a one-year re-registration and our Registrar License and Agreement under which we, as the registry, grant a license to use the shared registration system, was approved for use by agreement with the Department of Commerce under Amendment 13 to the Cooperative Agreement. Registrar services, now competitive, are being priced in different ways than we price for such services by resellers for at least one of the competing registrars.

     Termination, or a change in the terms, of the Cooperative Agreement could harm our business. While the Cooperative Agreement by its terms expires in September 2000, it may be terminated earlier. We are currently in discussions with the U.S. Government regarding adequate testing and full implementation of the shared registration system and a wide range of contractual issues. The Department of Commerce's interpretation of certain provisions of the Cooperative Agreement differs from ours. For example, the

Department of Commerce has publicly expressed concerns about our use of the WHOIS service, the internic.net website and our access policy to our top level domain name zone file. The Department of Commerce has asserted a right to recompete the Cooperative Agreement in certain circumstances and has claimed government ownership of the intellectual property rights associated with our performance of the Cooperative Agreement to date, including the WHOIS database. We have reached agreements with the U.S. Government concerning the temporary provision of access to the top level domain zone file. We have agreed with the Department of Commerce to provide access to the WHOIS database, including for third-party development of value-added products and services, subject to certain conditions, pending resolution of outstanding issues with the Department of Commerce and ICANN. Congress has held two hearings in which various issues about the domain name system have been raised, including our claim of ownership to the intellectual property associated with our performance under the Cooperative Agreement, including the WHOIS database, and our dot com directory service offering. Additionally, we have received letters from members of Congress regarding these and other subjects, and urging us to promptly resolve issues now in dispute with the Department of Commerce and ICANN. These differences in interpretation or opinion have led to disputes between us and the Department of Commerce and ICANN, which may or may not be resolved in our favor or which may result in unfavorable action by Congress. Certain aspects of implementation of the Cooperative Agreement remain to be fully negotiated, including the maximum price we will charge after the testbed period for registry services in the top level domains for which we now act as registry. If we are unsuccessful in negotiating acceptable terms of implementation, the costs of implementation of the Cooperative Agreement, our relationship with the not-for-profit corporation and other matters affecting our position in a more competitive domain name system environment could be harmed.

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

Increased competition could harm our domain name registration business

     The introduction of additional competition into the domain name registration business could be harmful to our business. This includes, in particular, competition among registrars within a single top level domain, like
 .com, and competition among registrars and registries of existing and potential new top level domains. We already face competition in the domain name registration business from other registrars in the top level domains for which we act as registry, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains for which we act as registry. Our shared registration system is now being used by the five testbed registrars in the .com, .org and .net top level domains to register domain names. More competing registrars are anticipated to offer competing registration services in these top level domains in the near future.

     Future competition in the domain name registration business as a registry or registrar could come from many different companies, including:

     - domain name registration resellers,

     - country code registries,

     - Internet access providers, and

     - major telecommunications firms.

     Many of these entities have core capabilities to deliver registry and/or registrar services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Our revenue could be reduced due to increased competition, pricing pressures or a modification of billing practices. Some resellers for at least one competing registrar in the
 .com, .net and .org top level domains are already charging lower prices for domain name registration services in those domains. In addition, other entities are bundling and may, in the future bundle domain name registrations with other products or services.

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

System failure or interruption, security breaches or our failure to meet increasing demands on our systems could harm our business

     Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our registration system or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top level domains from the Internet and the discontinuation of second level domain names in those top level domains for a period of time. The inability of our registration system, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

     Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. The root zone servers and top level domain zone servers that we operate are critical hardware to our operations. Interruptions could result from:

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

     - the occurrence of a Year 2000 problem with respect to third-party suppliers', vendors' and outsourcing service providers' products and services, and

     - the occurrence of a Year 2000 problem with respect to one of the other registrars in the shared registration system.

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

     Our domain name registration services business generates over 90% of our revenue and is expected to continue to account for a very significant portion of our revenue in at least the near term. Our future success will depend largely on:

     - the continued increase in domain name registrations,

     - re-registration rates of our customers,

     - our ability to maintain our current position as a leading registrar of domain names,

     - the successful development, introduction and market acceptance of new services that address the demands of Internet users,

     - our ability to provide a robust domain name registration system, and

     - our ability to provide a superior customer service infrastructure.

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

We have a high level of uncollectible receivables

     Because of our high level of uncollectible receivables, we continually review our billing practices. Any modifications that we may implement as a result of these reviews, including prepayment or pre-approved credit limits for new registration orders, which will occur later during 1999, could have unanticipated harmful consequences to our business. We believe we have experienced a high level of uncollectible receivables due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring such names at a profit. Our experience has been that such speculative resellers have a greater tendency than other customers to default on their services fees. We have established a provision for uncollectible accounts which we believe to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from our estimates.

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

We may not be able to protect our intellectual property rights and proprietary information

     We rely on a combination of nondisclosure and other contractual arrangements with the U.S. Government, our employees, and third parties, as well as privacy and trade secret laws, to protect and limit the distribution of our proprietary data, computer software, documentation, and processes used in conducting our domain name registration business. If we fail to adequately protect our intellectual property rights and proprietary information, or if we are subject to adverse results in litigation relating to our intellectual property rights and proprietary information, our business could be harmed. Any actions we take may not be adequate to protect our intellectual property rights and proprietary information. Other companies may develop competing technology that is similar or superior to our technology. The U.S. Government has taken positions adverse to our claims regarding proprietary rights over the WHOIS database and other intellectual property associated with our performance under the Cooperative Agreement and could attempt to require us to enter into agreements limiting such claims. In addition, members of Congress during hearings and otherwise have raised similar issues concerning our claims of proprietary rights. If these issues are not resolved in our favor, there could be a material adverse effect on our business. See "-- Operations under, changes to or disputes under the Cooperative Agreement could harm our business." Although we have no reason to believe that our domain name registration business activities infringe on the intellectual property rights of others, and we believe that we have all rights needed to conduct our business, it is possible that we could become subject to claims alleging infringement of third party intellectual property rights. Any such claims could subject us to costly litigation, and any adverse final rulings on any such claims could require us to pay damages, seek to develop alternative technology, and/or seek to acquire licenses to the intellectual property that is the subject of any such alleged infringement, and any such rulings could have a material adverse effect on our business.

Unsuccessful future acquisitions and investments could decrease operating income, cause operational problems or otherwise disrupt our business

     We evaluate potential acquisitions and investments on an ongoing basis for various reasons including, among others, diversification of our domain name registration and Internet Technology Services businesses. Our acquisition and investment strategy poses many risks, including:

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

INVESTMENT RISKS

Our stock price, like that of many Internet companies, is highly volatile

     The market price of our common stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

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

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our common stock. Recently, the market price of our common stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, from January 1, 1999 through August 3, 1999, the reported sales price for our common stock ranged from $51.75 per share to $144 per share. On August 3, 1999, the reported last sale price of our common stock was $57 per share.

     The market price of our common stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. Such litigation could result in substantial costs and a diversion of our management's attention and resources.

Future sales of common stock could affect our stock price

     SAIC owns 14,850,000 of the outstanding shares of our common stock. A decision by SAIC to sell such stock could depress the market price of the common stock.

SAIC may maintain significant influence over us

     SAIC owns approximately 45% of our common stock and remains our largest shareholder. Matters requiring approval by our stockholders, including the election of members of our board of directors, changes in the size and composition of the board of directors and a change in control, may need SAIC's approval to be effected. We do not have an agreement with SAIC which restricts its rights to convert, distribute or sell its shares of our common stock.

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

     Our employees are currently eligible to participate in certain SAIC employee benefit plans through the end of calendar year 1999. However, due to SAIC's sale of some of its shares, SAIC now owns less than 50% of our common stock and as a result we will have to establish certain employee benefit plans of our own which could result in incremental costs to us.

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

     - Phase 3 -- Complete remediation of any non-Year 2000 compliant business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees. Conduct procurements to replace any other non-Year 2000 compliant business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees that will not be remediated. All remediation efforts have been completed;

     - Phase 4 -- Test and validate remediated systems to ensure inter-system compliance and mission critical system functionality. The testing has begun. As remediated code is successfully tested, it is released into production incrementally, a process which will last until October 30, 1999;

     - Phase 5 -- Deploy and implement remediated and replacement systems after the completion of successful testing and validation. The deployment and implementation of the remediated or replacement systems are expected to be completed by October 30, 1999; and

     - Phase 6 -- Design contingency and business continuation plans in the event of the failure of business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by Network Solutions' employees due to the Year 2000 millennium change. The business continuation plan has been completed and it will be updated throughout the year as appropriate.

     Based on its inventory and assessment, Network Solutions found that less than one-half of one percent of the software code of its mission critical systems needed to be remediated to be made Year 2000 compliant. However, Network Solutions, in its normal course of business, anticipates replacing or upgrading, prior to the millennium change, portions of these systems with new systems which will also be Year 2000 compliant. Currently, Network Solutions is enhancing its "back-office" and registration-related systems and the software relating to its core domain name registration services business. This enhancement effort is a function of Network Solutions' business growth and not a Year 2000 remediation effort.

     Based on its inventory and assessment, Network Solutions has found no material Year 2000 problems with its facilities and telecommunications systems. Network Solutions has conducted detailed assessments and tested the components of its telecommunications infrastructure. In addition, Network Solutions is seeking assurances from its facilities' landlords and telecommunications equipment vendors and data circuit providers regarding the Year 2000 compliance of their facilities and equipment. In the event of electrical power interruption outside of Network Solutions' control, Network Solutions has deployed back-up power systems capable of operating its core business indefinitely.

     Network Solutions is now in the testing phase of its project cycle. Network Solutions believes that its incremental remediation costs to make its current business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees Year 2000 compliant are not material. While Network Solutions is incurring some incremental costs directly relating to staff augmentation for the Year 2000 program management and technical assessment, the costs expended by Network Solutions through June 30, 1999 are less than $1,000,000. Network Solutions' expected total costs, including remediation and replacement costs, are estimated to be between $2,000,000 and $2,375,000 over the life of the Year 2000 project. Since portions of the mission critical "back office" and domain name registration-related systems will generally be replaced as a function of business growth, the labor and capital costs associated with such replacement systems are not directly attributed to achieving Year 2000 compliance. Network Solutions will also incur costs for extending its software testing architecture which, in addition to testing remediated systems, will be used as a normal component of Network Solutions' quality assurance infrastructure. As such these costs are not directly categorized as Year 2000 project costs but as normal business development and engineering costs.

     Network Solutions is contacting its hardware and software vendors, significant suppliers, outsourcing service providers and contracting parties to determine the extent to which Network Solutions is vulnerable to any such third party's failure to achieve Year 2000 compliance for its own systems. At the present time, Network Solutions does not expect Year 2000 issues of any such third parties to materially affect Network Solutions' business. Furthermore, Network Solutions' business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on the software and systems of third parties on which Network Solutions' systems rely or to which they are connected. These third parties include, among others, Internet-related companies, including Internet web hosting companies, Internet access providers and Internet domain name server operators. Network Solutions can give no assurances that the software or systems of such third parties will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance will not have a material adverse effect on Network Solutions. To the extent that the normal operation of the Internet is disrupted by the Year 2000 millennium change, Network Solutions' business, financial condition or results of operations could be materially and adversely affected.

     Should Network Solutions fail to solve a Year 2000 compliance problem related to its mission critical business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees, the result could be a failure or interruption to normal business operations. Network Solutions believes that, with the deployment of the new "back office" and domain name registration related systems in 1999, the potential for significant interruptions to normal operations should be minimized. Network Solutions' primary risks with regard to Year 2000 failures are those which impact its domain name registration business. The reasonably likely worst case risks inherent in Network Solutions' business are as follows:

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

     - Significant and protracted interruption of telecommunications and data network services in any of Network Solutions' headquarters, engineering or customer support facilities could materially and negatively impact Network Solutions' ability to provide data and call-center operations. Network Solutions has conducted detailed assessments of the components of its telecommunications infrastructure and is working to identify appropriate system testing guidelines. As part of its technical assessment, Network Solutions identified the compliance status of its data networking infrastructure and implemented remediation. Finally, Network Solutions has plans to seek additional assurances and a better understanding of the compliance programs of its telecommunications and data circuit providers.

     - The failure of components of Network Solutions' current "back office" and domain name registration related systems could materially and negatively impact Network Solutions' business. However, as a function of business growth, these systems are planned to be retired before the end of 1999. As a contingency planning measure, Network Solutions has conducted a technical assessment of the current systems and their software applications and is currently testing such systems.

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

     Although Network Solutions found that it only has had to remediate a small portion of its software code in its internal mission critical systems and despite Network Solutions' expectation that its enhancement effort will result in Year 2000 compliant "back-office" and registration-related systems and software relating to its core domain name registration services business, Network Solutions has developed a business continuity plan and is performing a test on the existing core registration-related systems that are being replaced. The final business continuity plan has been completed and will be updated as appropriate throughout the year.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of August 1, 1999, we were a defendant in four active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action which suspends their use of the domain names in question. Although 51 out of approximately 6,600 of these situations have resulted in suits actually naming us as a defendant, as of August 1, 1999, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

     On March 20, 1997, PG Media, Inc., a New York-based corporation, filed a lawsuit against us in the United States District Court, Southern District of New York alleging that we had restricted access to the Internet by not adding PG Media's requested top level domains to the Internet root zone system in violation of the Sherman Act. In its complaint, PG Media, in addition to requesting damages, asked that we be ordered to include reference to PG Media's top level domains and name servers in the root zone file administered by us under the Cooperative Agreement. In June 1997, we received written direction from the National Science Foundation not to take any action which would create additional top level domains or to add any new top level domains to the Internet root zone until the National Science Foundation provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the National Science Foundation as a defendant. On May 14, 1998, PG Media served us with a motion for a preliminary injunction against both defendants to compel both defendants to add PG Media's top level domains to the Internet root zone within 30 days. In response, both defendants filed cross-motions for summary judgment against PG Media. On July 20, 1998, a hearing on all parties' motions occurred. The basic issue before the court was the National Science Foundation's authority to control the Internet's root zone system. On March 16, 1999, the court granted both our and the National Science Foundation's motions for summary judgment, holding that the National Science Foundation does have authority over the root zone system and that the federal instrumentality immunity doctrine immunizes us against liability under both sections 1 and 2 of the Sherman Act. PG Media noticed its appeal on April 15, 1999. Our brief was filed in the appellate court on July 26, 1999. No oral argument has yet been scheduled. While we cannot reasonably estimate the potential impact of the claims advanced in this lawsuit, a successful claim could harm our business.

     On October 17, 1997, a group of six plaintiffs filed the Thomas suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against us seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted our motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against us. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court's dismissal of their claims, and oral argument occurred on February 25, 1999. On May 14, 1999, the Court of Appeals ruled in favor of Network Solutions by unanimously affirming the District Court's decision. The Court of Appeals denied the plaintiffs' motion for reconsideration and entered final judgment on July 20, 1999.

     On June 27, 1997, SAIC received a Civil Investigative Demand, or "CID," from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be any antitrust violation under the Sherman Act relating to Internet registration products and services. The CID sought documents and information from SAIC and us relating to our Internet registration business. On April 29, 1999, we received a second CID seeking additional information and documents relating to our ownership rights in, policies relating to access to, and our use of, data that we compile in the course of operating our Internet registration business. We are providing information responsive to the CID. On June 23, 1999, the Department of Justice formally notified us that SAIC had been removed as a subject of the investigation. Because the investigation, as currently focused, is still at a preliminary stage, we cannot reasonably estimate the potential impact of the investigation nor can we predict whether a civil action might ultimately be filed by the Department of Justice or the form of relief that might be sought. Any such relief from such a suit could have a harmful effect on our business.

     On August 17, 1998, we received notice from the Commission of the European Communities, or "EC," of an investigation concerning the Company's Premier Program agreements in Europe. The EC requested production of these agreements and related materials for review and we complied. On June 17, 1999, we received a second inquiry from the EC concerning our registrar licensing agreements with the five newly-accredited testbed registrars and we responded to this inquiry on July 9, 1999. We cannot reasonably estimate the potential impact of the investigation nor can we predict whether an action will ultimately be brought by the EC or the form of relief that might be sought. Any such relief could harm our business.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company's Registration Statement on Form S-1 (Registration No. 333-30705) was declared effective September 25, 1997 by the Securities and Exchange Commission. The managing underwriters of the Class A common stock offering commencing September 26, 1997 were Hambrecht & Quist, J.P. Morgan & Co. and PaineWebber Incorporated. The Company registered and sold 3,220,000 shares (pre-split) for its own account at an aggregate price of $57,960,000 and the selling stockholder (SAIC) registered and sold 575,000 shares (pre-split) for its account at an aggregate price of $10,350,000, for a combined total of 3,795,000 shares (pre-split) at an aggregate price of $68,310,000. The offering has since terminated.

     The total amount of expenses incurred for the Company's account in connection with the offering was $5,555,200, which is comprised of $4,057,200 for underwriting discounts and commissions and $1,498,000 of other expenses. No expenses were paid to directors, officers or persons owning more than ten percent of any class of the Company's equity securities. The resultant Company's net offering proceeds were $52,404,800. The net proceeds to SAIC for its account were $9,625,500 after deducting the associated underwriting discounts and commissions of $724,500.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders was held on May 18, 1999 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on three matters:
(i) the election of eight directors; (ii) the approval of a proposal to amend the Company's Second Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") to reclassify the Company's Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, as shares of the Company's common stock, par value $0.001 per share (the "Common Stock"); and
(iii) the approval of a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 130,000,000 to 210,000,000. The stockholders elected management's nominees as the directors in an uncontested election and approved the amendments to the Certificate of Incorporation by the following votes, respectively:

     (i) Election of directors:

DIRECTOR                                                      VOTES FOR     VOTES WITHHELD
--------                                                      ----------    --------------
Michael A. Daniels..........................................  81,911,557        71,776
Donald N. Telage............................................  81,914,148        69,185
J. Robert Beyster...........................................  81,908,815        74,518
Craig I. Fields.............................................  81,913,130        70,203
John E. Glancy..............................................  81,911,257        72,076
J. Dennis Heipt.............................................  81,912,656        70,677
William A. Roper, Jr........................................  81,913,757        69,576
Stratton D. Sclavos.........................................  81,926,509        56,824

     (ii) Approval of a proposal to amend the Company's Certificate of Incorporation to reclassify the Company's Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, as shares of Common Stock, par value $0.001 per share:

                                                 VOTES FOR     VOTES AGAINST    ABSTENTIONS
                                                 ----------    -------------    -----------
Amendment to Reclassify Shares.................  81,905,816       69,345           8,172

     (iii) Approval of a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 130,000,000 to 210,000,000:

                                                 VOTES FOR     VOTES AGAINST    ABSTENTIONS
                                                 ----------    -------------    -----------
Amendment to Increase Authorized Shares........  81,735,582      241,231           6,520

     For further discussion of these matters, see the Company's definitive Proxy Statement for the May 18, 1999 Annual Meeting of Stockholders, which was filed with the Commission on April 16, 1999.

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

                                          NETWORK SOLUTIONS, INC.

                                          By: /s/ ROBERT J. KORZENIEWSKI

                                            ------------------------------------
                                            Robert J. Korzeniewski
                                            Chief Financial Officer and
                                              Authorized Signatory

Date: August 16, 1999

                               INDEX TO EXHIBITS

                            NETWORK SOLUTIONS, INC.

                        THREE MONTHS ENDED JUNE 30, 1999

EXHIBIT                                                                SEQUENTIAL
  NO.    DESCRIPTION OF EXHIBITS                                        PAGE NO.
-------  -----------------------                                       ----------
 3(iii)  Certificate of Amendment of Second Amended and Restated
         Certificate of Incorporation
10.27    Amendment No. 14 to the Cooperative Agreement dated July 13,
         1999
10.28    Amendment No. 15 to the Cooperative Agreement dated July 16,
         1999
10.29    Offer Letter between James Rutt and Network Solutions, Inc.
         dated May 18, 1999
10.30    Separation Agreement between James Rutt and Network
         Solutions, Inc. dated May 19, 1999
10.31    Non-Statutory Stock Option Agreement Between James Rutt and
         Network Solutions, Inc. dated June 7, 1999
10.32    Non-Statutory Stock Option Agreement Between James Rutt and
         Network Solutions, Inc. dated May 21, 1999
27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule