Form 10-Q
period 1999-09-30
NETWORK SOLUTIONS INC /DE/
filed 1999-11-15
CIK 1030341

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (703) 742-0400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     As of November 10, 1999, the Registrant had 33,419,151 shares of common stock, $0.001 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Statements of Financial Position as of December
            31, 1998 and September 30, 1999 (Unaudited)...............    3
          Unaudited Condensed Statements of Operations for the three
            and nine months ended September 30, 1998 and 1999.........    4
          Unaudited Condensed Statements of Changes in Stockholders'
            Equity for the nine months ended September 30, 1999.......    5
          Unaudited Condensed Statements of Cash Flows for the nine
            months ended September 30, 1998 and 1999..................    6
          Notes to Condensed Financial Statements.....................    7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   27
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   28
Item 2.   Changes in Securities and Use of Proceeds...................   29
Item 4.   Submission of Matters to a Vote of Security Holders.........   29
Item 6.   Exhibits and Reports on Form 8-K............................   29
Signature ............................................................   30
Index to Exhibits.....................................................   31

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NETWORK SOLUTIONS, INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 12,862,000   $ 98,863,000
  Short-term investments....................................   118,808,000     99,090,000
  Accounts receivable, net..................................    22,628,000     45,783,000
  Prepaids and other assets.................................     4,001,000     13,415,000
  Deferred tax asset........................................    40,508,000     81,920,000
                                                              ------------   ------------
Total current assets........................................   198,807,000    339,071,000
Furniture and equipment, net................................    16,005,000     54,688,000
Long-term investments.......................................    13,590,000     36,013,000
Deferred tax asset..........................................    14,831,000     29,990,000
Goodwill, net...............................................       634,000        226,000
                                                              ------------   ------------
Total Assets................................................  $243,867,000   $459,988,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 28,287,000   $ 41,850,000
  Due to SAIC...............................................     4,766,000      6,578,000
  Income taxes payable......................................     5,409,000      8,767,000
  Current portion of capital lease obligations..............       834,000        436,000
  Deferred revenue, net.....................................    93,720,000    200,160,000
                                                              ------------   ------------
Total current liabilities...................................   133,016,000    257,791,000
Capital lease obligations...................................       247,000             --
Long-term deferred revenue, net.............................    35,474,000     82,779,000
                                                              ------------   ------------
Total liabilities...........................................   168,737,000    340,570,000
Commitments and contingencies...............................            --             --
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 10,000,000
     shares; none issued and outstanding in 1998 and 1999...            --             --
  Common stock, $.001 par value; authorized 210,000,000
     shares; 33,381,167 issued and outstanding in 1999......            --         33,000
  Class A common stock, $.001 par value; authorized
     100,000,000 shares in 1998; 9,140,000 issued and
     outstanding in 1998....................................         9,000             --
  Class B common stock, $.001 par value; authorized
     30,000,000 shares in 1998; 23,850,000 issued and
     outstanding in 1998....................................        24,000             --
  Additional paid-in capital................................    72,331,000     86,783,000
  Retained earnings.........................................     2,407,000     20,278,000
  Accumulated other comprehensive income....................       359,000     12,324,000
                                                              ------------   ------------
Total stockholders' equity..................................    75,130,000    119,418,000
                                                              ------------   ------------
Total Liabilities and Stockholders' Equity..................  $243,867,000   $459,988,000
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   --------------------------
                                              1998          1999          1998           1999
                                           -----------   -----------   -----------   ------------
Net revenue..............................  $25,427,000   $59,254,000   $62,395,000   $144,885,000
Cost of revenue..........................   10,312,000    21,788,000    26,451,000     54,040,000
                                           -----------   -----------   -----------   ------------
Gross profit.............................   15,115,000    37,466,000    35,944,000     90,845,000
Research and development expenses........    1,353,000     2,870,000     2,893,000      7,365,000
Selling, general and administrative
  expenses...............................   10,248,000    24,921,000    24,438,000     59,581,000
Interest income..........................   (1,680,000)   (2,455,000)   (4,423,000)    (6,312,000)
Other expenses...........................       26,000        11,000        93,000         45,000
                                           -----------   -----------   -----------   ------------
Income before income taxes...............    5,168,000    12,119,000    12,943,000     30,166,000
Provision for income taxes...............    2,163,000     4,841,000     5,426,000     12,295,000
                                           -----------   -----------   -----------   ------------
Net income...............................  $ 3,005,000   $ 7,278,000   $ 7,517,000   $ 17,871,000
                                           ===========   ===========   ===========   ============
Earnings per common share:
  Basic..................................  $      0.09   $      0.22   $      0.24   $       0.54
                                           ===========   ===========   ===========   ============
  Diluted................................  $      0.09   $      0.21   $      0.23   $       0.51
                                           ===========   ===========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                        ACCUMULATED
                                   CLASS A    CLASS B    ADDITIONAL        OTHER                                         TOTAL
                         COMMON     COMMON     COMMON      PAID-IN     COMPREHENSIVE    RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                          STOCK     STOCK      STOCK       CAPITAL        INCOME        EARNINGS        INCOME          EQUITY
                         -------   --------   --------   -----------   -------------   -----------   -------------   -------------
Balance, December 31,
  1998.................  $   --    $  9,000   $ 24,000   $72,331,000    $   359,000    $ 2,407,000    $        --    $ 75,130,000
Issuance of common
  stock pursuant to
  stock plans..........      --          --         --     3,726,000             --             --             --       3,726,000
Tax benefit associated
  with stock plans.....      --          --         --    10,726,000             --             --             --      10,726,000
Conversion of Class B
  common stock.........      --      24,000    (24,000)           --             --             --             --              --
Reclassification of
  Class A common
  stock................  33,000     (33,000)        --            --             --             --             --              --
Comprehensive income:
Net income for the
  period ended
  September 30, 1999...      --          --         --            --             --     17,871,000     17,871,000      17,871,000
Other comprehensive
  income, net of tax:
Unrealized gains on
  securities...........      --          --         --            --     11,965,000             --     11,965,000      11,965,000
                                                                                                      -----------
Comprehensive income...      --          --         --            --             --             --    $29,836,000              --
                         -------   --------   --------   -----------    -----------    -----------    ===========    ------------
Balance, September 30,
  1999.................  $33,000   $     --   $     --   $86,783,000    $12,324,000    $20,278,000                   $119,418,000
                         =======   ========   ========   ===========    ===========    ===========                   ============

   The accompanying notes are an integral part of these financial statements.

                            NETWORK SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  7,517,000   $ 17,871,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,613,000      6,440,000
     Provision for uncollectible accounts receivable........     2,168,000             --
     Deferred income taxes..................................   (14,061,000)   (64,876,000)
     Tax benefit associated with stock plans................     2,240,000     10,726,000
     Change in operating assets and liabilities:
       Increase in accounts receivable......................   (10,298,000)   (23,155,000)
       Increase in prepaids and other assets................      (507,000)    (9,414,000)
       Increase in accounts payable and accrued
          liabilities.......................................     9,139,000     13,563,000
       Increase (decrease) in income taxes payable..........    (1,952,000)     3,358,000
       Increase in deferred revenue.........................    45,279,000    153,745,000
                                                              ------------   ------------
       Net cash provided by operating activities............    42,138,000    108,258,000
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment.......................    (5,639,000)   (44,717,000)
  Redemption (purchase) of short-term investments, net......   (67,676,000)    21,223,000
  Purchase of long-term investments.........................    (6,012,000)   (11,656,000)
  Proceeds from maturity of long-term investments, net......            --      8,000,000
                                                              ------------   ------------
       Net cash used in investing activities................   (79,327,000)   (27,150,000)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC................................     1,337,000      1,812,000
  Repayment of capital lease obligations....................      (626,000)      (645,000)
  Issuance of common stock pursuant to stock plans..........     4,456,000      3,726,000
                                                              ------------   ------------
       Net cash provided by financing activities............     5,167,000      4,893,000
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents........   (32,022,000)    86,001,000
Cash and cash equivalents, beginning of period..............    41,146,000     12,862,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  9,124,000   $ 98,863,000
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

     On June 3, 1999, SAIC, the sole Class B common stock shareholder, converted the remaining Class B common stock into an identical number of shares of Class A common stock. As a result, SAIC's voting power changed from 89% to 45%, consistent with the number of Class A shares owned after the conversion. On

                            NETWORK SOLUTIONS, INC.

NOTE 3 -- COMMON STOCK -- (CONTINUED)
June 17, 1999, Network Solutions filed a Certificate of Amendment of Second Amended and Restated Certificate of Incorporation whereby its Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share, were reclassified as a single class of common stock, par value $0.001 per share, the "Common Stock". At the time of the reclassification of the Class A common stock and Class B common stock to Common Stock, there were 33,312,594 shares of Class A common stock and no shares of Class B common stock outstanding.

     The Certificate of Amendment also increased the total number of authorized shares of Network Solutions, Inc. to 220,000,000 of which 210,000,000 shares are authorized shares of Common Stock and 10,000,000 shares are authorized shares of preferred stock, par value $0.001 per share. There are no shares of preferred stock outstanding.

NOTE 4 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Basic............................................  $ 7,278,000    33,347,000       $0.22
                                                                                   =====
Dilutive securities:
  Outstanding options............................           --     1,377,000
                                                   -----------    ----------
Diluted..........................................  $ 7,278,000    34,724,000       $0.21
                                                   ===========    ==========       =====
THREE MONTHS ENDED SEPTEMBER 30, 1998
Basic............................................  $ 3,005,000    32,082,000       $0.09
                                                                                   =====
Dilutive securities:
  Outstanding options............................           --     1,410,000
                                                   -----------    ----------
Diluted..........................................  $ 3,005,000    33,492,000       $0.09
                                                   ===========    ==========       =====
NINE MONTHS ENDED SEPTEMBER 30, 1999
Basic............................................  $17,871,000    33,251,000       $0.54
                                                                                   =====
Dilutive securities:
  Outstanding options............................           --     1,476,000
                                                   -----------    ----------
Diluted..........................................  $17,871,000    34,727,000       $0.51
                                                   ===========    ==========       =====
NINE MONTHS ENDED SEPTEMBER 30, 1998
Basic............................................  $ 7,517,000    31,776,000       $0.24
                                                                                   =====
Dilutive securities:
  Outstanding options............................           --     1,312,000
                                                   -----------    ----------
Diluted..........................................  $ 7,517,000    33,088,000       $0.23
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

                            NETWORK SOLUTIONS, INC.

NOTE 5 -- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

     The changes in the components of accumulated other comprehensive income, net of income taxes, for the three and nine months ended September 30, 1999 and September 30, 1998 are as follows:

                                        UNREALIZED GAINS (LOSSES)      UNREALIZED GAINS
                                              ON SECURITIES             ON SECURITIES
                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                        -------------------------   ----------------------
                                           1998          1999         1998        1999
                                        ----------   ------------   --------   -----------
Pre-tax amount........................  $(107,000)   $(7,298,000)   $260,000   $20,270,000
Income taxes..........................    (36,000)    (3,272,000)    109,000     8,305,000
                                        ---------    -----------    --------   -----------
Net of tax amount.....................  $ (71,000)   $(4,026,000)   $151,000   $11,965,000
                                        =========    ===========    ========   ===========

NOTE 6 -- SUBSEQUENT EVENTS

STATUS OF PRIVITIZATION ADMINISTRATION

     On November 10, 1999, a series of wide-ranging agreements were entered into relating to the domain name system. These agreements consist of the following:

     - A registry agreement between Network Solutions and the Internet Corporation for Assigned Names and Numbers ("ICANN") under which Network Solutions will continue to act as the exclusive registry for the .com, .net and .org top level domains for at least four more years.

     - A revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains.

     - A revised registrar license and agreement between Network Solutions as registry and all registrars registering names in the .com, .net and .org domains using Network Solutions' proprietary shared registration system.

     - Amendment 19 to the Cooperative Agreement.

     - An amendment to the Memorandum of Understanding ("MOU") between the U.S. Government and ICANN.

     Under these agreements Network Solutions has recognized ICANN as the not-for-profit corporation described in Amendment 11 to the Cooperative Agreement, has become an ICANN-accredited registrar and has agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Network Solutions will be an accredited registrar through November 9, 2004 with a right to renew indefinitely. As the registry, Network Solutions will continue to charge registrars $9 per registration-year until January 15, 2000. Thereafter, the fee will be $6 per registration-year unless increased to cover increases in registry costs under the circumstances described in the registry agreement.

     The term of the registry agreement extends until November 9, 2003, except that if the ownership of Network Solutions' registry and registrar operations is separated within 18 months as described in the agreement, the registry agreement term would be extended for four additional years.

     Network Solutions has agreed to pay annual fees set by ICANN at levels not to exceed $2 million for Network Solutions registrar and $250,000 for the Network Solutions registry.

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

OVERVIEW

     Network Solutions currently acts as the exclusive registry and as a registrar of Internet domain names within the .com, .net, .org and .edu top level domains pursuant to a series of wide-ranging agreements with ICANN and the Department of Commerce that were entered into on November 10, 1999. Domain names are used to identify a unique site or presence on the Internet. As registry and a registrar for these top level domains, Network Solutions registers new domain names, maintains the master file of domain names and updates that master file to the Internet daily. Network Solutions also provides Internet Technology Services, focusing on network engineering, network and systems security and network management solutions.

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

     In order to provide prompt access to new domain names on the Internet, Network Solutions generally invoices customers and permits them to pay their registration fees after their domain names are registered. Network Solutions' experience has been that, for the period from September 1995 through September 1999, approximately 35% of registrations have ultimately been deactivated for non-payment. Network Solutions believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of reselling such names at a profit. Such speculative resellers have a greater tendency than other customers to default on their registration fees. As a consequence, Network Solutions has recorded a comparable provision for uncollectible accounts in determining net registration revenue.

     Registration fees charged to end users for registration services, net of any 30% set aside funds, are recognized as revenue evenly over the registration term. Accordingly, Network Solutions recognizes $70 on a straight-line basis over the two-year services period for each basic initial domain name registration, equivalent to $35 per year. Annual re-registrations of basic domain name registrations are recorded as revenue based upon $35 recognized on a straight-line basis over the one-year services period. This subscription-based model defers revenue recognition until Network Solutions provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At September 30, 1999, Network Solutions had net deferred revenue of $283 million.

     Internet Technology Services. Substantially all of Network Solutions' Internet Technology Services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

     The majority of Network Solutions' Internet Technology Services are provided to customers in the financial services industry. Bank of America, formerly NationsBanc, is currently Network Solutions' largest Internet Technology Services client, accounting for 58.8% of Network Solutions' Internet Technology Services business net revenue and 2.8% of Network Solutions' total net revenue for the three months ended September 30, 1999. NationsBanc originally contracted with Network Solutions in 1993 and Network Solutions currently provides network design and engineering services as well as a variety of project specific services under the contract.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 133% from $25.4 million for the three months ended September 30, 1998 to $59.3 million for the three months ended September 30, 1999. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 144% from $23.1 million for the three months ended September 30, 1998 to $56.4 million for the three months ended September 30, 1999. Net new registrations for Network Solutions' Registrar (NSI Registrar) increased 160% from 507,000 for the three months ended September 30, 1998 to 1,318,000 for the three months ended September 30, 1999. This also represents a 12% increase over the 1,180,000 net new registrations for the three months ended June 30, 1999. NSI Registrar new international registrations totaled 406,000 in the third quarter of 1999, up 194% from the third quarter of 1998 total of 138,000. Non-NSI registrars registered an additional 190,000 names with Network Solutions' registry, bringing the total new registrations for the quarter in .com, .net and .org top level domains to
1.5 million. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. In addition, value added services were sold to approximately 15% of NSI Registrar's 1,318,000 new registrations in the third quarter. These value added services present potential growth areas for Network Solutions. Cumulative net registrations for the NSI Registrar as of September 30, 1998 were 2,777,000 as compared to 6,528,000 as of September 30, 1999, for a 135% increase. In addition, this growth in cumulative net registrations represents a 23% increase in NSI Registrar's entire customer base since June 30, 1999.

     Net revenue from Internet Technology Services increased 26% from $2.3 million for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999. This represents a 7% increase in net revenue from Internet Technology Services from the three months ended June 30, 1999. Bank of America accounted for $1.7 million or 2.8% of Network Solutions' total net revenue for the three months ended September 30, 1999 and $1.2 million or 4.7% for the three months ended September 30, 1998.

     Net revenue increased 132% from $62.4 million for the nine months ended September 30, 1998 to $144.9 million for the nine months ended September 30, 1999. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 136% from $57.7 million for the nine months ended September 30, 1998 to $136.1 million for the nine months ended September 30, 1999.

     Net new registrations for NSI Registrar during the nine month period ended September 30, 1999 were 3.4 million as compared to 1.3 million during the nine month period ended September 30, 1998, an increase of 162%. Due in part to the addition of nearly 40 international partners, 1.0 million, or 30%, of net new registrations were international registrations for the nine months ended September 30, 1999.

     Net revenue from Internet Technology Services increased 89% from $4.7 million for the nine months ended September 30, 1998 to $8.9 million for the nine months ended September 30, 1999. This was primarily attributable to an increase in business from Bank of America and other financial services customers. Bank of America accounted for $3.5 million or 2.4% of Network Solutions' total net revenue for the nine months ended September 30, 1999, and $2.3 million or 3.7% for nine months ended September 30, 1998.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 112% from $10.3 million for the three months ended September 30, 1998 to $21.8 million for the three months ended September 30, 1999. The increase was primarily driven by the growth of Network Solutions' registration business which experienced additional outsourcing costs of $3.8 million in support of invoicing, collection and processing activities, $3 million in additional depreciation charges and equipment expenditures and additional direct labor charges of $3.2 million related to systems engineering and operations.

     As a percentage of net revenue, cost of revenue decreased from 40.6% for the three months ended September 30, 1998 to 36.7% for the three months ended September 30, 1999. This decrease primarily reflects economies of scale that Network Solutions has continued to achieve due to the growth of its subscription-based domain name registration business. In the near term, the continued need for back office investments is expected to partially offset future margin improvements arising from economies of scale.

     Cost of revenue increased 104% from $26.5 million for the nine months ended September 30, 1998 to $54.0 million for the nine months ended September 30, 1999. This increase was driven by a $10.1 million increase in outsourcing costs and $6 million in additional depreciation charges and equipment expenditures and additional direct labor charges of $7.6 million related to systems engineering and operations primarily associated with supporting the growth of Network Solutions' registration services business.

     As a percentage of net revenue, cost of revenue decreased from 42.4% for the nine months ended September 30, 1998 to 37.3% for the nine months ended September 30, 1999 reflecting economies of scale achieved in Network Solutions' registration business.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of Network Solutions' products and technologies. Research and development expenses increased 107% from $1.4 million for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999. To date, all significant research and development costs have been expensed as incurred. Network Solutions expects that the level of research and development expenses will continue to increase in the near future in absolute dollars as Network Solutions invests in developing new product and service offerings. As a percentage of net revenue, research and development expenses were 5.3% and 4.8% for the three months ended September 30, 1998 and 1999, respectively.

     Research and development expenses increased 155% from $2.9 million for the nine months ended September 30, 1998 to $7.4 million for the nine months ended September 30, 1999. As a percentage of net revenue, research and development expenses increased from 4.6% for the nine months ended September 30, 1998 to 5.1% for the nine months ended September 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, corporate services from SAIC, legal and other professional costs. Selling, general and administrative expenses increased 144% from $10.2 million for the three months ended September 30, 1998 to $24.9 million for the three months ended September 30, 1999. The increase was primarily attributable to a $8.1 million increase in marketing and business development expenses including Internet banner advertising and targeted direct mail campaigns, increased staffing expenses of $2.3 million and an increase of other professional costs of $2.7 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 40.3% for the three months ended September 30, 1998 to 42.1% for the three months ended September 30, 1999.

     Selling, general and administrative expenses increased 144% from $24.4 million for the nine months ended September 30, 1998 to $59.6 million for the nine months ended September 30, 1999. This increase was primarily attributable to a $22.4 million increase in marketing and business development expenses including Internet banner advertising and targeted direct mail campaigns, increased staffing expenses of $4.3 million and an increase of other professional costs of $5 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 39.2% for the nine months ended September 30, 1998 to 41.1% for the nine months ended September 30, 1999.

     Network Solutions expects that the level of selling, general and administrative expenses will continue to increase significantly in the near future in terms of absolute dollars as operations continue to expand. In particular, sales, marketing and business development expenses will increase as NSI Registrar continues to promote the value of a .com web address and other new Internet-based value-added services including web site design and enhanced service offerings. NSI Registrar also plans to continue to develop and enhance its extensive partner and distribution channels, both domestically and internationally in light of the new competitive environment.

     Interest Income. Network Solutions had net interest income of $1.7 million for the three months ended September 30, 1998 as compared to $2.5 million for the three months ended September 30, 1999.

     Network Solutions had net interest income of $4.4 million for the nine months ended September 30, 1998 as compared to $6.3 million for the nine months ended September 30, 1999. The increase for both the three month and nine month comparisons is attributable to the investment of the net proceeds of Network Solutions' initial public offering as well as positive cash flow resulting from increasing domain name registrations.

     Income Taxes. The provision for income taxes was 42% of pretax earnings, or $2.2 million for the three months ended September 30, 1998, and 40%, or $4.8 million for the three months ended September 30, 1999.

     The provision for income taxes was 42% or $5.4 million for the nine months ended September 30, 1998, and 41% or $12.3 million for the nine months ended September 30, 1999.

     The difference between the effective rate for both periods presented and the statutory rate is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by Network Solutions over five years and is associated with the acquisition of Network Solutions by SAIC in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, Network Solutions' principal source of liquidity was its cash and cash equivalents of $98.9 million and its short-term investments of $99.1 million, which when combined represent an increase of $66.3 million from its December 31, 1998 balances in those accounts. Network Solutions also has $36 million of marketable securities held as long term investments as of September 30, 1999.

     At September 30, 1999, Network Solutions' cumulative net obligation to SAIC for intercompany activity was $6.6 million. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of Network Solutions. Network Solutions currently reimburses SAIC for intercompany activity on a monthly basis. Pursuant to the Tax Sharing Agreement dated September 26, 1997, Network Solutions remits income tax payments directly to tax authorities as it no longer is part of SAIC's consolidated group for income tax purposes.

     Cash provided by operations was $108.3 million for the nine months ended September 30, 1999. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition which occurs ratably over the two-and one-year registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities, generally paid on a quarterly basis.

     Cash used in investing activities totaled $27.2 million for the nine months ended September 30, 1999. Capital expenditures of $44.7 million and net long-term investment purchases of $3.7 million were partially offset by the redemption of $21.2 million of short-term investments. Investments during the period include a $2.0 million investment in Critical Path, a strategic business partner, which subsequently consummated its initial public offering during the period. Also during the period, a $9.7 million investment was made in RealNames Corporation, a strategic business partner which filed its S-1 Registration Statement on October 6, 1999. Critical Path provides outsourced email services in support of Network Solutions' value-added email product offerings. RealNames provides an Internet keyword service that Network Solutions promotes in its value-added product offerings.

     Capital expenditures year to date were $44.7 million, primarily for computer equipment and software to support Network Solutions' registry and registrar efforts, as well as costs related to the opening of Network Solutions' new call center. Network Solutions will continue to invest in the back office infrastructure in advance of continued growth in domain name registrations and as Network Solutions designs, builds, and operates the shared registration system in accordance with the Cooperative Agreement.

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

     As part of the process initiated by the Statement of Policy, several proposals were put forward to the Department of Commerce on the establishment and governance of the not-for-profit corporation. This process resulted in the entry by the U.S. Government into a Memorandum of Understanding, or "MOU," with a U.S. based private not-for-profit corporation with an international board of directors, denoted the Internet Corporation for Assigned Names and Numbers, or "ICANN." Under the MOU, the parties will jointly design, develop and test the mechanisms, methods and procedures that should be in place and the steps necessary to transition management responsibility for certain domain name system functions to a private-sector not-for-profit entity. The MOU provides that once testing is successfully completed, it is contemplated that management of certain domain name system functions will be transitioned to the mechanisms, methods and procedures designed and developed in this joint project. The U.S. Government has recognized ICANN as the not-for-profit corporation described in Amendment 11 to the Cooperative Agreement, in the performance of ICANN's obligations under the MOU and until such time as the MOU is terminated.

     On November 10, 1999, a series of wide-ranging agreements were entered into relating to the domain name system. These agreements consist of the following:

     - A registry agreement between us and ICANN under which we will continue to act as the exclusive registry for the .com, .net and .org top level domains for at least four more years.

     - A revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains.

     - A revised registrar license and agreement between us as registry and all registrars registering names in the .com, .net and .org domains using our proprietary shared registration system.

     - Amendment 19 to the Cooperative Agreement.

     - An amendment to the MOU.

     Under these agreements we have recognized ICANN as the not-for-profit corporation described in Amendment 11 to the Cooperative Agreement, have become an ICANN-accredited registrar and have agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. We will be an accredited registrar through November 9, 2004 with a right to renew indefinitely. On or before March 9, 2000, we are required to implement a system under which we will not accept the registration of a domain name as a registrar unless we are satisfied that we have received a reasonable assurance of payment of the registration fee. We are entitled to establish our own prices for registrar services so long as we do so only for registrations for which we have a reasonable assurance of payment of the registration fee. As the registry, we will continue to charge registrars $9 per registration-year until January 15, 2000. Thereafter, the fee will be $6 per registration-year unless increased to cover increases in registry costs under the circumstances described in the registry agreement.

     We have agreed to use our best commercial efforts to implement by January 15, 2000 modifications to the shared registration system that will enable a registrar to (a) accept registrations and renewals in one-year increments and
(b) add one year to a registrant's registration period upon transfer of a registration from one registrar to another. The unexpired term of any registration may not exceed ten years. We are contractually obligated to provide equivalent access to the shared registration system to all ICANN-accredited registrars and to ensure that the revenues and assets of the registry are not utilized to advantage our registrar activities to the detriment of other registrars. We have agreed to and have implemented an organizational conflict of interest compliance plan that includes organizational, physical and procedural safeguards in connection with the foregoing.

     The term of the registry agreement extends until November 9, 2003, except that if the ownership of our registry and registrar operations is separated within 18 months as described in the agreement, the registry agreement term would be extended for four additional years. Department of Commerce approval would be required for the transfer of our registry operations and for the designation of a successor registry by ICANN. Upon expiration of the agreement, ICANN will conduct a process for selecting a successor registry, in which case we may compete on an equal basis. If, during the term of the agreement, we fail to remedy any breach by us of the agreement, we may be terminated as the registry for the .com, .net and .org domains.

     ICANN is contractually obligated to the registry and to all accredited registrars to comply with specified procedural requirements governing the exercise of its authority. The agreements also explicitly define the subjects within the scope of ICANN's authority with respect to both the registry and registrars. ICANN's authority to set policy for the registry may be terminated if (a) ICANN breaches the registry agreement and fails to remedy that breach;
(b) the Department of Commerce withdraws its recognition of ICANN; or (c) the Department of Commerce concludes that ICANN has not made sufficient progress towards entering into agreements with other registries and we are competitively disadvantaged. In the event ICANN's authority is terminated, the Department of Commerce will assume the policy-setting function for registry services for the
 .com, .net and .org domains.

     We have agreed to pay annual fees set by ICANN at levels not to exceed $2 million for our registrar and $250,000 for our registry. We have agreed to provide to the Department of Commerce control over the content and use of the internic.net web site, subject to transition arrangements set forth in the agreements.

     All accredited registrars are obligated to provide query-based access to registration data and are barred from placing conditions upon any legal use of that data, except to prohibit use of the data to enable the transmission of mass unsolicited commercial solicitations via e-mail (spam) or to enable high volume, automated electronic processes that apply to the registrar (or its systems). In addition, all accredited registrars are required to provide third-party bulk access to registration data (subject to the restrictions described above) for an annual fee not to exceed $10,000. This obligation will remain in effect until replaced by a different policy adopted by ICANN or a finding by the Department of Commerce that no individual or entity is able to exercise market power with respect to data used for development of third-party value added products and services.

     The Statement of Policy calls for a phased transition of the Department of Commerce's responsibilities for the domain name system to ICANN by September 30, 2000. We face risks from this transition, including:

     - ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role as the registry or as a registrar or that are not consistent with our current or future plans,

     - Legal, regulatory or other challenges could be made, including challenges to the agreements described above or to the legal authority underlying the roles and actions of the Department of Commerce, ICANN and/or us,

     - The Department of Commerce or ICANN could assert that we are not continuing to provide equivalent access to all accredited registrars or that we are using the revenues or assets of our registry to advantage our registrar to the detriment of other competing registrars,

     - ICANN could declare us in breach of the registry agreement and/or the registrar accreditation agreement and terminate our ability to be the registry and/or a registrar,

     - The Department of Commerce could declare us in breach of Amendment 19 to the Cooperative Agreement and terminate our ability to be the registry and/or a registrar,

     - Congress has held two hearings in which various issues about the domain name system have been raised and Congress could take action which is unfavorable to us,

     - If we do not seek to separate ownership of our registry and registrar businesses within 18 months, as described in the agreements, the term of the registry agreement could expire in four years and we may not be chosen as the successor registry,

     - The terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner which is unfavorable to us,

     - The Department of Commerce's interpretation of certain provisions of the Cooperative Agreement could differ from ours,

     - The Department of Commerce could revoke its recognition of ICANN, as a result of which the Department of Commerce would step into the shoes of ICANN for purposes of the various agreements described above, and could take actions which are harmful to us,

     - The requirement that we provide bulk access to registrant data could hurt our value-added services,

     - ICANN could fail to gain legitimacy resulting in instability in domain name system administration, and

     - The U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons resulting in fragmentation or other instability in domain name system administration.

Increased competition could harm our domain name registration business

     The introduction of additional competition into the domain name registration business could be harmful to our business. This includes, in particular, competition among registrars within a single top level domain, like
 .com, and competition among registrars and registries of existing and potential new top level domains. We already face competition in the domain name registration business from other registrars in the top level domains for which we act as registry, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains for which we act as registry. As of November 10, 1999, our shared registration system was being used by 17 accredited (in addition to us) registrars in the .com, .org and .net top level domains to register domain names. More competing registrars are anticipated to offer competing registration services in these top level domains in the near future, as ICANN has accredited 48 additional registrars as of such date.

     The accredited registrars include large companies such as: America Online, Inc., AT&T, CORE or "Internet Council of Registrars", France Telecom Oleane, Melbourne IT, Register.com, PSINet, Inc., Verio, Inc., iDirections, Inc., NetBenefit, NameSecure.com, and interQ Incorporated. For the quarter ended September 30, 1999, we registered 1.3 million net new domain names and competing accredited registrars registered 190,000 names.

     Future competition in the domain name registration business as a registry or registrar could come from many different companies, including:

     - domain name registration resellers,

     - country code registries,

     - Internet access providers, and

     - major telecommunications firms.

     Many of these entities have core capabilities to deliver registry and/or registrar services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Our revenue could be reduced due to increased competition, pricing pressures or a modification of billing practices. Some registrars and resellers for at least one competing registrar in the .com, .net and .org top level domains are already charging lower prices for domain name registration services in those domains. In addition, other entities are bundling and may, in the future bundle domain name registrations with other products or services.

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

     Our domain name registration services business generates over 90% of our revenue and is expected to continue to account for a very significant portion of our revenue in at least the near term. Our future success of the registrar and registry will depend largely on:

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

     Our ability to achieve future revenue growth will also depend on our ability to continue to establish direct sales channels and to develop multiple distribution channels. To do this we must maintain relationships with Internet access providers and other third parties in the new competitive environment.

We have a high level of uncollectible receivables

     Because of our high level of uncollectible receivables, we continually review our billing practices. Any modifications that we may implement as a result of these reviews, including prepayment or pre-approved credit limits for new registration orders, which have recently been implemented, could have unanticipated harmful consequences to our business. We believe we have experienced a high level of uncollectible receivables due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring such names at a profit. Our experience has been that such speculative resellers have a greater tendency than other customers to default on their services fees. We have established a provision for uncollectible accounts which we believe to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from our estimates.

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

Our quarterly operating results may fluctuate; our future revenue and profitability are uncertain

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, some of which are beyond our control. Factors that may affect our revenue and profitability include:

     - variations in the number of requests for domain name registrations or demand for our services,

     - successful competition by others,

     - termination or completion of contracts in our Internet Technology Services business or failure to obtain additional contracts in that business,

     - market acceptance of new service offerings, and

     - the success of our recent reorganization into separate business units.

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

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our common stock. Recently, the market price of our common stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, from January 1, 1999 through November 12, 1999, the reported sales price for our common stock ranged from $51.75 per share to $155.94 per share. On November 12, 1999, the reported last sale price of our common stock was $150.06 per share.

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

     - Phase 4 -- Test and validate remediated systems to ensure inter-system compliance and mission critical system functionality. The testing for the most critical dates has been completed. As remediated code is successfully tested, it is released into production incrementally, a process which was completed by October 16, 1999. However, should vendors release additional patches related to the Year 2000 millennium change, Network Solutions will continue to deploy changes during regularly scheduled maintenance windows;

     - Phase 5 -- Deploy and implement remediated and replacement systems after the completion of successful testing and validation. The deployment and implementation of the remediated or replacement systems was completed by October 16, 1999; and

     - Phase 6 -- Design contingency and business continuation plans in the event of the failure of business systems and processes, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by Network Solutions' employees due to the Year 2000 millennium change. The contingency and business continuation plans have been completed and they will be updated throughout the year as appropriate.

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

     Network Solutions has completed the testing phase of its project cycle although Network Solutions will continue to use its test environment to evaluate less critical processes into and through the transition to the Year 2000. Network Solutions believes that its incremental remediation costs to make its current business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees Year 2000 compliant are not material. Network Solutions is incurring some incremental costs directly relating to staff augmentation for the Year 2000 program management and technical assessment. Through September 30, 1999, the costs expended by Network Solutions are approximately $2,000,000. Network Solutions' expected total costs, including remediation and replacement costs, are estimated to be between $2,500,000 and $2,750,000 over the life of the Year 2000 project. Since portions of the mission critical "back office" and domain name registration-related systems have been replaced as a function of business growth, the labor and capital costs associated with such replacement systems are not directly attributed to achieving Year 2000 compliance. Network Solutions has incurred costs for extending its software testing architecture which, in addition to testing remediated systems, is used as a normal component of Network Solutions' quality assurance infrastructure. As such, these costs are not directly categorized as Year 2000 project costs but as normal business development and engineering costs.

     Network Solutions is maintaining contact with its hardware and software vendors, significant suppliers, outsourcing service providers and contracting parties to monitor the extent to which Network Solutions is vulnerable to any such third party's failure to achieve Year 2000 compliance for its own systems. At the present time, Network Solutions does not expect Year 2000 issues of any such third parties to materially affect Network Solutions' business. Furthermore, Network Solutions' business depends on the continued operation of, and widespread access to, the Internet. This, in turn, depends to a large extent on the software and systems of third parties on which Network Solutions' systems rely or to which they are connected. These third parties include, among others, Internet-related companies, including Internet web hosting companies, Internet access providers and Internet domain name server operators. Network Solutions can give no assurances that the software or systems of such third parties will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance will not have a material adverse effect on Network Solutions. To the extent that the normal operation of the Internet is disrupted by the Year 2000 millennium change, Network Solutions' business, financial condition or results of operations could be materially and adversely affected.

     Should Network Solutions fail to solve a Year 2000 compliance problem related to its mission critical business systems and processes, including the Internet domain name servers under Network Solutions' control, telecommunications systems, facilities, data-networking infrastructure, commercial-off-the-shelf hardware, software and components used by its employees, the result could be a failure or interruption to normal business operations. Network Solutions believes that, with the upgrades to the "back office" and domain name registration related systems in 1999, the potential for significant interruptions to normal operations should be minimized. Network Solutions' primary risks with regard to Year 2000 failures are those which impact its domain name registration business. The reasonably likely worst case risks inherent in Network Solutions' business are as follows:

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

     - Significant and protracted interruption of telecommunications and data network services in any of Network Solutions' headquarters, engineering or customer support facilities could materially and negatively impact Network Solutions' ability to provide data and call-center operations. Network Solutions has conducted detailed assessments of the components of its telecommunications infrastructure and tested those systems. As part of its technical assessment, Network Solutions identified the compliance status of its data networking infrastructure and implemented remediation. Finally, Network Solutions has plans to seek additional assurances and a better understanding of the compliance programs of its telecommunications and data circuit providers.

     - The failure of components of Network Solutions' current "back office" and domain name registration related systems could materially and negatively impact Network Solutions' business. However, as a function of business growth, these systems will undergo significant upgrades before the end of 1999. As a contingency planning measure, Network Solutions has conducted a technical assessment of the current systems and their software applications, taken corrective action where necessary, tested those changes, and deployed into production the remediated software.

     - Despite the assurances of Network Solutions' third-party suppliers, hardware and software vendors, and outsourcing service providers regarding the Year 2000 compliance of their products and services, the potential exists that a Year 2000 problem relating to such third-party suppliers, vendors and outsourcing service providers' products and services could have a material impact on Network Solutions' business. Network Solutions is conducting follow-up discussions with its mission critical outsourcing service providers to determine the progress of their Year 2000 compliance programs.

     Although Network Solutions found that it only has had to remediate a small portion of its software code in its internal mission critical systems and despite Network Solutions' finding that its enhancement effort has resulted in Year 2000 compliant "back-office" and registration-related systems and software relating to its core domain name registration services business, Network Solutions has developed a business continuity plan and has performed a test on the existing core registration-related systems that were upgraded. Such test was performed by conducting end-to-end testing of the existing core registration-related systems in a test environment mirroring the production system environment. The final business continuity plan has been completed and will be updated as appropriate throughout the year.

     Although Network Solutions is taking appropriate steps so that Network Solutions' business is not impacted by the date transitions associated with the Year 2000, Network Solutions has no responsibility for, nor control over other Internet domain name server operators or tens of thousands of lower level domain name system server operators that are critical to the efficient operation of the Internet. Network Solutions has not determined whether such domain name server operators or other server operators have hardware, software or firmware that is Year 2000 compliant. Network Solutions has notified the Department of Commerce of this issue. Network Solutions is aware that many companies that have their own DNS servers are running older copies of BIND software which are not certified Year 2000 compliant, although the current version of BIND, version 8.x, is so certified. BIND is the most commonly used program for DNS resolution at the server level and is created and distributed by the Internet Software Consortium. Network Solutions has not determined whether the older versions of BIND could present a significant Year 2000 problem. Network Solutions has made available test support materials to aid DNS operators in their evaluation of their local compliance.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of November 4, 1999, we were a defendant in 9 active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action which suspends their use of the domain names in question. Although 59 out of approximately 8,661 of these situations have resulted in suits actually naming us as a defendant, as of November 4, 1999, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

     On March 20, 1997, PG Media, Inc., a New York-based corporation, filed a lawsuit against us in the United States District Court, Southern District of New York alleging that we had restricted access to the Internet by not adding PG Media's requested 490 top level domains to the Internet root zone in violation of the Sherman Act. In its complaint, PG Media, in addition to requesting damages, asked that we be ordered to include reference to PG Media's top level domains and name servers in the root zone file administered by us under the Cooperative Agreement. In June 1997, we received written direction from the National Science Foundation not to take any action which would create additional top level domains or to add any new top level domains to the Internet root zone until the National Science Foundation provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the National Science Foundation as a defendant. On May 14, 1998, PG Media served us with a motion for a preliminary injunction against both defendants to compel both defendants to add PG Media's top level domains to the Internet root zone within 30 days. In response, both defendants filed cross-motions for summary judgment against PG Media. On July 20, 1998, a hearing on all parties' motions occurred. The basic issue before the court was the National Science Foundation's authority to control the Internet's root zone system. On March 16, 1999, the court granted both our and the National Science Foundation's motions for summary judgment, holding that the National Science Foundation does have authority over the root zone system and that the federal instrumentality immunity doctrine immunizes us against liability under both sections 1 and 2 of the Sherman Act. PG Media noticed its appeal on April 15, 1999. Oral argument on the appeal occurred on November 4, 1999. While we cannot reasonably estimate the potential impact of the claims advanced in this lawsuit, a successful claim could harm our business.

     On October 17, 1997, a group of six plaintiffs filed the Thomas suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against us seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted our motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against us. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court's dismissal of their claims, and oral argument occurred on February 25, 1999. On May 14, 1999, the Court of Appeals ruled in favor of Network Solutions by unanimously affirming the District Court's decision. The Court of Appeals denied the plaintiffs' motion for reconsideration and entered final judgment on July 20, 1999. The plaintiffs have now filed a Petition for a writ of Certiorari with the U.S. Supreme Court on October 12, 1999. We plan to oppose that Petition.

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

     None.

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

                                          NETWORK SOLUTIONS, INC.

                                          By: /s/ ROBERT J. KORZENIEWSKI
                                            ------------------------------------
                                            Robert J. Korzeniewski
                                            Chief Financial Officer and
                                              Authorized Signatory

Date: November 15, 1999

                               INDEX TO EXHIBITS

                            NETWORK SOLUTIONS, INC.

                     THREE MONTHS ENDED SEPTEMBER 30, 1999

EXHIBIT                                                                SEQUENTIAL
  NO.                      DESCRIPTION OF EXHIBITS                      PAGE NO.
-------                    -----------------------                     ----------
10.33    Amendment No. 16 to the Cooperative Agreement dated August
         18, 1999
10.34    Amendment No. 17 to the Cooperative Agreement dated October
         11, 1999
10.35    Amendment No. 18 to the Cooperative Agreement dated October
         11, 1999
27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule