Form 10-K405
period 1999-12-31
NETWORK SOLUTIONS INC /DE/
filed 2000-03-30
CIK 1030341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number 0-22967

NETWORK SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	52-1146119 (I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Herndon, Virginia (Address of principal executive offices)	20170-5139 (Zip Code)

(703) 742-0400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES  [X]  NO  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,101,928,875 on March 13, 2000 based on the last sale price as reported by the Nasdaq National Market System.

      As of March 13, 2000, the Registrant had 72,367,694 shares of Common Stock, $0.001 par value per share, issued and outstanding.

PART I

Item 1.  Business.

Overview

      We are a leading provider of web identity services worldwide. Our web identity offerings include domain name registration services, for which we are the global leader, and related value-added products and services. We are the exclusive registry and the leading registrar for second level domain names within the .com, .net .org and .edu top level domains. As the exclusive registry we maintain the definitive directory for .com, .net, .org and .edu web addresses and we are responsible for the infrastructure that propagates this information throughout the Internet. We also facilitate global registration of domain names in other existing top level domains, including country code top level domains. By registering Internet domain names, we enable businesses, other organizations and individuals to establish unique web identities from which to communicate and conduct e-commerce. We also provide Internet technology services that focus on network engineering, network and systems security and network management.

      On November 10, 1999, we, the Department of Commerce and the Internet Corporation for Assigned Names and Numbers, commonly known as ICANN, entered into a series of wide-ranging agreements relating to the domain name system. These agreements, which furthered the transition of the domain name system to a shared, or competitive, registration system in the .com, .net and .org top level domains, removed a substantial amount of uncertainty regarding administration of the domain name system and our role in that system going forward. Among other things, the agreements provide that multiple registrars may register second level domain names with us in our role as the exclusive registry. Under these agreements:

•	We agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN. The term of the registry agreement extends until November 2003 or, if ownership of our registry and registrar operations is separated by May 2001 in accordance with the agreement, until November 2007.

•	We, as the registry, charge all registrars $6 per registration per year unless increased to cover higher costs under the circumstances described in the registry agreement.

•	We became an ICANN-accredited registrar. The term of our registrar accreditation agreement extends until November 2004 with a right to renew indefinitely in accordance with the agreement.

•	We, and all other registrars, are permitted to offer variable registration terms, up to 10 years, and have discretion on pricing of registration services. As a registrar, we currently charge $35 per registration per year for our basic domain name registration service.

      On December 21, 1999, our Board of Directors approved a 2-for-1 stock split of the shares of our Common Stock, that was effected in the form of a 100% stock dividend distributed on March 10, 2000 on shares of our Common Stock outstanding on February 25, 2000. Except as noted otherwise, all share or per share information in this Annual Report on Form 10-K has been adjusted to reflect the 2-for-1 stock split.

      On March 7, 2000, we entered into an Agreement and Plan of Merger with VeriSign, Inc., a Delaware corporation and leading provider of Internet trust services, and Nickel Acquisition Corporation, Inc., a Delaware corporation and wholly-owned first-tier subsidiary of VeriSign. Under the Agreement and Plan of Merger, VeriSign will issue 1.075 shares of VeriSign common stock for each share of our Common Stock. The transaction was approved by our Board of Directors and VeriSign’s Board of Directors and is contingent upon customary closing conditions, such as the approval of our shareholders and VeriSign’s shareholders, and standard regulatory approvals. The transaction is intended to be completed in the third quarter of 2000, at which time we will become a wholly-owned subsidiary of VeriSign, though we cannot give assurances that it will be completed. Failure to complete the merger could have a material adverse effect on our stock price, financial condition and results of operations. For additional information on the potential adverse effects please see “Risk Factors — Risk Related to the Proposed VeriSign Merger” on page 12 herein.

      We were incorporated in Washington, D.C. in 1979 as Network Solutions Incorporated. We were acquired on March 10, 1995, by Science Applications International Corporation, or SAIC, an employee-owned research and engineering company that provides information technology and systems integration products and services to government and commercial customers. We were reincorporated as Network Solutions, Inc. in Delaware in November 1996. We completed our initial public offering of 3,795,000 shares on a pre-split basis of our Class A common stock, $.001 par value, on October 1, 1997. As of March 13, 2000, SAIC, through its wholly-owned subsidiary SAIC Venture Capital Corporation, owns approximately 23% of our Common Stock, $.001 par value. Our principal executive offices are located at 505 Huntmar Park Drive, Herndon, Virginia 20170-5139, our telephone number is (703) 742-0400 and our Common Stock is traded on the Nasdaq National Market under the ticker symbol NSOL. Our primary web sites are www.networksolutions.com and www.nsiregistry.net. The information on our web sites is not incorporated by reference into this annual report.

      We own or have rights to various copyrights, trademarks and trade names used in our business. These include Network Solutions, Inc.®, dot com mail™, dot com toolkit™, dot com directory™, dot com biz card™, dot com promotions™, dot com people™, dot com essentials™, ImageCafe™, and idNames™. This Form 10-K also includes trademarks, service marks and trade names of other companies.

Our Businesses

      We provide domain name registration services as the leading registrar and the exclusive registry for second level domain names within the .com, .net, .org and .edu top level domains and we provide Internet technology services.

Registration Services

      Registrar Services. Domain name registration services are our core business. Through our registrar services we register second level domain names in the .com, .net and .org top level domains, enabling registrants to establish a unique identity on the Internet. Our customers apply to register second level domain names either directly through our web sites and e-mail-based registration templates or indirectly through Internet access providers and others. Currently, we charge a two-year services fee of $70 for initial registrations and $35 per year for re-registrations for our basic registration service. We accept registrations and re-registrations in one-year increments up to ten years, provided that the unexpired term of any registration may not exceed ten years.

      Our customers can submit applications for the registration of second level domain names via e-mail through the Internet. We process the application and either register the requested domain name in the requested top level domain or reject the application. Upon registration or rejection, we notify the customer via e-mail. For domain names which are registered, we either require customers to pay through our online payment process or we invoice the customers and permit them to pay the registration services fee after the domain name is registered. We require pre-payment or some other reasonable assurance of payment at the time of registration. We perform internally our core proprietary automated registration process and associated security functions.

      We also offer a web-based domain name registration process through our new storefront web site. As part of our web-based registration process, we offer the option of registering a domain name and activating it later by providing domain name record hosting and a suite of other services including dot com biz card and dot com mail. Customers that select this option currently pay a two-year services fee of $119 for registration of a domain name and a one page dot com biz card web site. We believe that ease of use is becoming more important to the increasing number of less technically sophisticated Internet users. This web-based process also simplifies the user payment process by validating and accepting credit card payments and providing a customer confirmation number via our secure web-based online payment system.

      Through our idNames services, we have continued to expand our registration services to the country code top level domains. We provide search and registration services for domain names in country code top level domains around the world. With the idNames services, we make it easier for companies to protect their brands both globally and in local markets. In November 1999, we expanded our idNames services to meet the growing needs of large and Internet focused businesses worldwide. These services include a confidential domain name reservation service, a domain name modification assistance service and a multi-year domain name maintenance program in the .com, .net and .org top level domains and in many of the available country code top level domains. We intend to continue to introduce new idNames services to meet the needs of this market.

      We also provide value-added products and services through our web site, which serves as a one-stop shop for our customers at a very early point in the establishment of their web identities. We offer an expanding set of value-added products and services that can extend our relationship with our customers as we help them maximize the value of their web identities over time. We sold value-added products and services along with approximately 17% of our 1,600,000 net new registrations in the fourth quarter of 1999. These value-added products and services include:

•	dot com directory, an Internet “find engine” which allows users to quickly locate, research and do business with companies that have registered domain names through us in the .com, .net and .org top level domains,

•	ImageCafe, an automated tool which allows users to build web sites efficiently at an attractive price point,

•	dot com biz card, a one page web site that can be used as a “virtual business card” to promote businesses on the Internet,

•	dot com forwarding, a service that enables our customers to “point” or forward users from multiple domain names to one web site,

•	RealNames, an Internet keyword service that offers companies, brand managers, and trademark owners a way to enhance their identities on the Internet,

•	dot com mail, a portable, personalized e-mail service designed primarily for small businesses,

•	dot com toolkit, a small business resource center that provides access to tools and services for setting up a web site and conducting business on the Internet, and

•	dot com promotions, a service through which a domain name registrant can link to and subscribe to various services provided by Microsoft/ LinkExchange.

      Marketing and Distribution Relationships. We have relationships with many companies worldwide to promote our registrar services, penetrate new customer bases and integrate third party products and services.

•	Strategic Programs with Internet Access Providers and Others. We have entered into wholesale agreements to provide enhanced services to certain Internet access providers, including Internet service providers, or ISPs, both in the United States and in other countries, who register a significant number of second level domain names with us on behalf of their customers.

•	Business Account Program. Our Business Account Program provides participants with the use of our convenient e-mail template registration and invoicing system. Participants receive referral fees for each paid domain name registration they provide to us and other benefits. As of March 13, 2000 we had over 1,000 members in our Business Account Program.

•	Premier Program. Our Premier Domain Registration Service Program provides participating Internet access providers with personalized account management, customized billing and financial reports, private e-mail boxes and other customized features. As of March 13, 2000, we had entered into agreements with over 263 companies under the Premier Program which include agreements with approximately 98 companies located in the United States and 165 companies located in Canada, Australia, New Zealand and the European, South American and Asia-Pacific regions. These companies include: EarthLink Network, Deutsche Telekom, Hong Kong Telecom, Interland, Interliant (formerly Sage Networks) and Singapore Telecommunications.

•	Alliance Program. The Alliance Program is available to members of the Premier Program who have participated in the program for a minimum of one year and who have registered a significant number of second level domain names with us. The Alliance Program is designed to enable us and our participating companies to provide reciprocal links and referrals to the other party’s distribution channels for each other’s complementary services. Through these relationships with EarthLink, Interliant and Interland, we seek to deliver our enhanced registration services and identify additional opportunities to expand our registrar services.

•	Distribution Channel Marketing Agreements. We are developing co-marketing programs with retail channel partners designed to take advantage of their complementary marketing capabilities.

•	Affiliate Program. Our Affiliate Program provides an easy way for small Internet access providers and other companies and individuals to establish a link to our enhanced domain name registration process, enabling them to earn additional revenue and add value for their web site visitors. The Affiliate Program is designed for participation by the thousands of Internet access providers, web hosting companies, and web site design companies that currently register their customers’ domain names through us, as well as other companies and individuals who could benefit from providing this service to their customers. As of March 13, 2000, we had over 41,000 members in our Affiliate Program.

•	Domestic Agreements. In 1999, we entered into strategic agreements with Go2Net, IBM and Microsoft and expanded our agreement with RealNames (formerly Centraal Corporation) for the marketing and development of products and services to meet the future needs of the business marketplace.

•	Our agreement with Go2Net provides members of Go2Net’s HyperMart and Virtual Avenue business hosting services with access to our domain name registration and dot com directory services. Go2Net is a network of branded, technology and community-driven web sites focused on personal finance, search and directory, commerce and business services, and games.

•	Under our agreement with IBM, IBM provides a hypertext link to our domain name registration and dot com directory services from its HomePage Creator e-business web site and we provide a hypertext link to the IBM HomePage Creator for e-business small business resource center from our dot com toolkit.

•	Under the Microsoft/ LinkExchange agreement, we are promoting the Microsoft/ LinkExchange suite of marketing services designed to help small businesses increase their online traffic and sales through our dot com toolkit resource center and Microsoft is offering our domain name registration services through a service offering co-branded as SiteRegistration. This new offering is being promoted throughout the LinkExchange web site and on the LinkExchange BannerNetwork.

•	Other Channel Agreements. Under our agreement with RealNames, we have executed agreements with 14 channel distributors that act as our sales representatives in marketing RealNames Internet Keyword subscriptions. The Internet Keyword service is a web navigation service that offers companies, brand managers and trademark owners a way to enhance their identities on the Internet and is complementary to our domain name registration services.

•	International Agreements. We have also established additional international distribution channels through Orientation.com and Yupi.com.

•	The agreement with Orientation.com provides a distribution channel for our domain name registration and dot com directory services through Orientation.com’s extensive network of multilingual portal sites with content that target specific regions and countries including Asia, Africa, Central/ Eastern Europe, Latin America/ Caribbean, the Middle East and Oceania.

•	Our agreement with Yupi.com promotes our domain name registration services to Spanish speaking Internet users throughout Latin America.

      Advertising. In 1999, we expanded our advertising and marketing through various targeted print and on-line advertising campaigns. We also launched several major multi-piece direct mail, print and web site banner advertising campaigns announcing our new products and services.

      In November 1999, we extended our global marketing agreement with Yahoo! under which we purchased advertising to broadly promote our domain name registration services and other services on certain Yahoo! web sites during 2000. Under this agreement we are expanding our promotions for domain name registration services in the .com, .net and .org top level domains globally and expect to extend the reach of the Network Solutions’ brand to the global Internet community.

      In February 2000, we entered into an advertising agreement with Microsoft Corporation, through which we purchased advertising to broadly promote our domain name registration and other services on certain Microsoft websites. We run banner advertisements throughout Microsoft’s MSN site with MSN Link Exchange and bCentral small business portal. We are targeting certain MSN audiences and offer the tools and services we believe they need to establish a presence on the Web.

      Direct Sales. Our services are marketed and distributed directly through our web sites. We are continuing to target additional channel and distribution partners to offer our registration services electronically through existing web sites and through other direct channels, such as direct mail and telemarketing. Through our direct sales efforts we are seeking to expand the number of registrations in targeted customer segments both domestically and internationally. We are targeting customer segments such as small business users, individuals, holders of trademarks, service marks and product marks and event sponsors.

      Registry Services. We are the exclusive registry for the .com, .net and .org top level domains until at least November 2003. Our registry, the leading provider of Internet locator services, maintains the definitive directory for .com, .net, .org and .edu web addresses and is responsible for the infrastructure that propagates this information throughout the Internet. As the exclusive provider of registry services to .com, .net, and .org, we currently support 34 active ICANN accredited registrars operating in 12 countries around the globe. If the ownership of our registry and registrar is separated by May 2001 in accordance with the registry agreement, the exclusivity for the registry will extend to November 2007. Competing registrars, including our registrar, submit .com, .net and .org second level domain name registrations through our proprietary shared registration system which hosts the master database. The annual registry fee for a domain name is $6, unless increased to cover higher registry costs under circumstances described in the registry agreement. We own the infrastructure, technology and protocols underlying the shared registration system for the .com, .net and .org top level domains. We maintain the master database of domain names for the .com, .net and .org top level domains.

      As of March 13, 2000, there were 33 ICANN-accredited registrars (in addition to us) submitting domain name registrations to us through the shared registration system. An additional 40 accredited registrars, as of such date, were testing in our pre-production environment and 36 other entities have received accreditation status. Once a registrar achieves its accreditation we enter into an agreement with such registrar and license our software development toolkit, protocol and application programmers interface to our system to each registrar to enable it to develop its front-end domain name registration systems. We receive a one-time $10,000 license fee from each registrar.

      We have made significant investments in our registry developing the shared registration system and building our system infrastructure. We have developed an operational test and evaluation environment for registrars to test their systems prior to going into a production environment. We have assigned one point of contact to each registrar to help resolve issues. We have a trained team of engineers on standby to address any operational issues that adversely impact the registrars. Finally, we have developed service level agreements with the registrars to provide high quality service that the registrars can count on.

      We have invested and are continuing to invest significant technical and financial resources in our registry infrastructure. Our shared registration system is custom-developed and proprietary. We intend to deploy new top level domain name servers in various locations worldwide under agreements with service level obligations to increase the robustness of the .com, .net and .org top level domain system. This will be a significant improvement to the current domain name server infrastructure, in which nine of the 13 existing top level domain name servers are operated by volunteer organizations with no contractual or legal obligations. Our deployment should also enhance reliability, speed and scalability.

      We are working to expand our registry business through the possible operation of additional registries and by potentially providing new domain name system functionality and offering additional trusted third party services for e-commerce.

      Competition in Registration Services. We currently face competition among registrars within a single top level domain like .com, and could in the future face competition among registrars within potential new top level domains. As of March 13, 2000, there were 110 ICANN-accredited registrars, including us, AT&T, Alabanza, America Online, CORE or “Internet Council of Registrars,” Deutsche Telekom, France Telecom Oleane, iDirections, Internet Domain Registars, interQ Incorporated, Melbourne IT, NameSecure.com, NetBenefit, PSINet, Register.com, Talk.com and Verio. As of March 13, 2000, our shared registration system was being used by 33 accredited registrars, in addition to ourselves, in the .com, .net and .org top level domains to register second level domain names. We also face competition from third level domain name providers such as Internet access providers and registrars of top level domains other than those top level domains for which we act as exclusive registry. Although we currently act as the exclusive registry for second level domain names within the .com, .net and .org top level domains, we face competition from registries of country code top level domains and could face competition from potential new top level domains. The introduction of potential new top-level domains is currently an issue of global significance. At its most recent meeting in Cairo, the ICANN Board requested the Names Council, a branch of the Domain Name Supporting Organization (DNSO) primarily responsible for the consensus-building process of the DNSO, and its staff to prepare recommendations regarding the introduction of new generic top-level domains, indicating that the ICANN Board intends to act on these topics at its Yokohama meeting on July 15-16, 2000.

      Future competition in domain name registration services could come from many different companies. Many of these companies have core capabilities to deliver registration services such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. Examples of these types of companies include:

•	domain name registration resellers,

•	country code registries,

•	Internet access providers, and

•	major telecommunications firms.

Internet Technology Services

      We deliver Internet technology services to some of the world’s leading businesses that are utilizing Internet technologies for their internal enterprise networks, or intranets. Our engineers have extensive knowledge and experience in network engineering, network security and network management. By leveraging this knowledge and experience, we are able to provide solutions to clients’ complex network needs.

•	Network Engineering. We offer a line of services to help develop and integrate enterprise network solutions in a manner tailored to individual clients’ needs. All of these services are focused on building a strong network foundation for the enterprise.

•	Network and System Security. We provide a range of security consulting services to allow clients to protect their data and systems. We develop access and protection controls that permit internal and remote users to access computer systems, databases and applications on the network, while protecting against unauthorized access to information or misuse of systems.

•	Network Management. We provide a range of services that allow clients to monitor, control and improve their network performance. We also provide planning and analysis to implement disaster recovery and contingencies for network system failures.

      During 1999, we provided Internet technology consulting services to more than 20 large companies. Our Internet technology services are generally provided to clients on a time and expense basis. We also perform some engagements on a fixed-price basis.

      Most of our Internet technology services customers are in the financial services industry. Bank of America, formerly NationsBanc, is currently our largest consulting services client, accounting for 51.4% of our Internet technology services net revenue and 2.6% of our total net revenue in the year ended December 31, 1999. NationsBanc originally contracted with us in 1993 and we currently provide network design and engineering services as well as a variety of project specific services under the contract.

      Competition in Internet Technology Services. Companies with Internet expertise are current or potential competitors to our Internet technology services. These companies include systems integrators and consulting firms, such as Andersen Consulting, IBM Global Services and Lucent NetCare. We also compete with certain companies that have developed products that automate the management of Internet protocol addresses and name maps throughout enterprise-wide intranets, and with companies with internally-developed systems integration efforts. A number of these competitors and potential competitors have longer operating histories and greater name recognition and significantly greater financial, technical, marketing, distribution and other resources than we do.

Operations

      We have operating facilities to support our current registration operations and customer support needs as well as to provide expansion capability for future business. One facility houses our call center, a training center equipped for both computer and telephone training and a new computer room with expanded systems and telecommunications services. Another facility houses our registry systems and our primary computer room and telecommunications systems. In addition, we contract for a back-up facility to a third party’s secure facility in California to provide redundancy and enhanced reliability for our Internet root zone administration. It is our intention to develop a live redundant site for the registry during the first half of 2000.

      Our systems have periodically been subject to large numbers of speculative and repetitive e-mail domain name registration and modification requests from domain name speculators and other abusers. Such abuses of our systems have resulted in processing delays. We have taken, and are continuing to take, actions to combat these delays and abusive e-mails to minimize the impact of such system abuses.

      In the latter part of 1999, the operations infrastructure was significantly augmented to reflect the creation of the shared registration system implementing the terms of our agreements with ICANN and the Department of Commerce. Throughout 1999, new hardware configurations were added for the registration and billing databases to both the registrar and registry systems. Bandwith connections to multiple Internet service providers were increased threefold. State of the art storage technology was added to both systems. The overall systems management and monitoring was improved with the addition of a 24 hour, 7 day a week network operations center function. All of the infrastructure enhancements were integrated into an improved state-of-the-art network management system. Many legacy systems were upgraded to resolve potential year 2000 issues. All production systems were successfully remediated.

      In December 1999, our registrar system web servers were upgraded to provide a storefront ability and our on-line payment system was replaced. Additionally, our customer service technical support infrastructure was improved with the installation of new telephone equipment.

      The internal telecommunications infrastructure between our multiple locations was upgraded to support increasing business requirements in both the registry and registrar.

Ongoing Privatization of Internet Administration

      The cooperative agreement, which we entered into with the National Science Foundation in December 1992, provided that we would perform Internet domain name registration services for the top level domains .com, .net, .org, .edu and .gov . These registration services included the initial two-year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The cooperative agreement became effective January 1, 1993. Effective September 9, 1998, the Department of Commerce took over the administration of the cooperative agreement from the National Science Foundation.

      With the onset of increased commercial growth of the Internet, the U.S. Government initiated an activity directed at increased privatization of the policy making and central administration of the Internet. Within the U.S. Government, leadership for the continued privatization of Internet administration is currently provided by the Department of Commerce. On June 10, 1998, the Department of Commerce published in the Federal Register a plan referred to as the Statement of Policy or White Paper, calling for increased competition and the formation of a corporation to assume certain responsibilities relating to the domain name system.

      The process initiated by the Statement of Policy resulted in the entry by the U.S. Government into a Memorandum of Understanding, or MOU, with ICANN, a U.S. based private not-for-profit corporation with an international board of directors. The U.S. Government has recognized ICANN as the corporation described in amendment 11 to our December 1992 cooperative agreement, in the performance of ICANN’s obligations under the MOU, and until such time as the MOU is terminated.

      Currently, the technical structure of the Internet only permits one registry for each top level domain. A registrar acts as the interface between the registry and the end-user domain name registrants. Registrars submit to the registry certain limited information for each of their customers that has a second level domain name in a given top level domain. A registrar can provide value-added products and services in addition to its basic registration service. Numerous registrars are able to operate within each top level domain. We currently are the exclusive registry in the .com, .net and .org top level domains and the leading registrar in those domains.

      On November 10, 1999, a series of wide-ranging agreements were entered into which removed a substantial amount of uncertainty regarding the administration of the domain name system and our role in that system going forward. These agreements include the following:

•	A registry agreement between us and ICANN under which we will continue to act as the exclusive registry for the .com, .net and .org top level domains for at least four years from that date,

•	A revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains,

•	A revised registrar license and agreement between us as registry and all registrars registering names in the .com, .net and .org domains using our proprietary shared registration system,

•	An amendment to the cooperative agreement, and

•	An amendment to the MOU.

      Under these agreements we have: (i) recognized ICANN as the not-for-profit corporation described in amendment 11 to the cooperative agreement, (ii) become an ICANN-accredited registrar and (iii) agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. We will be an accredited registrar through November 9, 2004 with a right to renew indefinitely in accordance with the agreement.

      We recently implemented a system under which we will not accept the registration of a domain name as a registrar unless we have received a reasonable assurance of payment of the registration fee. We are entitled to establish our own prices for registrar services.

      We have implemented modifications to the shared registration system that enable a registrar to (a) accept registrations and re-registrations in one-year increments and (b) add one year to a registrant’s registration period upon transfer of a registration from one registrar to another. The unexpired term of any registration may not exceed ten years. We are contractually obligated to provide equivalent access to the shared registration system to all ICANN-accredited registrars and to ensure that the revenues and assets of the registry are not utilized to advantage our registrar to the detriment of other registrars. We have agreed to and implemented an organizational conflict of interest compliance plan that includes organizational, physical and procedural safeguards in connection with these obligations.

      The term of the registry agreement extends until November 9, 2003, except that in the event that we complete the legal separation of the ownership of our registry business from our registrar business by divesting all the assets and operations of one of those businesses by May 9, 2001 to an unaffiliated third party that enters an agreement enforceable by ICANN and the Department of Commerce (1) not to be both a registry and a registrar in the .com, .net and .org top level domains and (2) not to control, own or have as an affiliate any individual(s) or entity(ies) that, collectively, act as both a registry and a registrar in the .com, .net and .org top level domains, the term will be extended for an additional four years, resulting in a total term of eight years. For the purposes of this provision, “unaffiliated third party” means any entity in which we (including our successors and assigns, subsidiaries and divisions, and their respective directors, officers, employees, agents and representatives) do not have majority equity ownership or the ability to exercise managerial or operational control, either directly or indirectly through one or more intermediaries. “Control,” as used in this provision, means any of the following: (1) ownership, directly or indirectly, or other interest entitling us to exercise in the aggregate 25% or more of the voting power of an entity; (2) the power, directly or indirectly, to elect 25% or more of the board of directors (or equivalent governing body) of an entity; or (3) the ability, directly or indirectly, to direct or cause the direction of the management, operations, or policies of an entity. Department of Commerce approval would be required for the transfer of our registry operations and for the designation of a successor registry by ICANN. Upon expiration of the agreement, ICANN will conduct a process for selecting a successor registry, in which case we may compete on an equal basis. If, during the term of the agreement, we fail to remedy any breach by us of the agreement, we may be terminated as the registry for the .com, .net and .org top level domains.

      ICANN is contractually obligated to the registry and to all accredited registrars to comply with specified procedural requirements governing the exercise of its authority. The agreements also explicitly define the subjects within the scope of ICANN’s authority with respect to both the registry and registrars. ICANN’s authority to set policy for the registry may be terminated if (a) ICANN breaches the registry agreement and fails to remedy that breach; (b) the Department of Commerce withdraws its recognition of ICANN; or (c) the Department of Commerce concludes that ICANN has not made sufficient progress towards entering into agreements with other registries and we are competitively disadvantaged. In the event ICANN’s authority is terminated, the Department of Commerce will assume the policy-setting function for registry services for the .com, .net and .org top level domains.

      We have agreed to pay annual fees to ICANN as set by ICANN at levels currently not to exceed $2 million for our registrar and $250,000 for our registry. We have agreed to provide to the Department of Commerce control over the content and use of the internic.net website, subject to transition arrangements set forth in the agreements.

      All accredited registrars are obligated to provide query-based access to registration data and are barred from placing conditions upon any legal use of that data, except to prohibit use of the data to enable the transmission of mass unsolicited commercial solicitations via e-mail (spam) or to enable high volume, automated electronic processes that apply to the registrar (or its systems). In addition, all accredited registrars are required to provide third-party bulk access to registration data (subject to the restrictions described above) for an annual fee not to exceed $10,000. This obligation would remain in effect until replaced by a different policy adopted by ICANN or a finding by the Department of Commerce that no individual or entity is able to exercise market power with respect to data used for development of third-party value added products and services.

      On October 24, 1999, ICANN adopted the Uniform Domain Name Dispute Resolution Policy, commonly known as the dispute policy, and accompanying rules of procedure required to be used by all accredited registrars in the .com, .net and .org top level domains. We implemented this policy on January 1, 2000. Registrars do not participate in the administration or conduct of any proceeding brought under the dispute policy. Each registrant agrees in its contract with a registrar to be bound by the terms and conditions found in the dispute policy. If a complaint is brought by a trademark owner under the dispute policy and the trademark owner prevails, the registrar is required under the dispute policy to implement the decision within ten days after being notified of a decision. The registrant can suspend implementation of the decision by filing suit against the trademark owner within that ten-day period.

      On November 29, 1999, the Anticybersquatting Consumer Protection Act was signed into law by the President, making it illegal under certain circumstances for persons to register domain names which conflict with personal names or trademarks. The remedies under this Act are forfeiture, cancellation, and transfer of the domain name registration to the trademark owner or the individual. Except in cases of bad faith, reckless disregard or willful failure to comply with a court order, the registry and registrar are not liable for injunctive or monetary relief as long as the registry and registrar comply with the procedural requirements of the statute.

Research and Development

      In 1997, our research and development expenses were $1,653,000 or 3.6% of net revenues. In 1998, our research and development expenses were $4,821,000 or 5.1% of net revenues. In 1999, our research and development expenses were $10,989,000 or 5.0% of net revenues. We expect that the level of research and development expenses will continue to increase in the near future in terms of absolute dollars as we invest in developing new service offerings.

Intellectual Property Rights

      Our principal intellectual property consists of, and our success is dependent upon, our proprietary software used in our registration service business and certain methodologies and technical expertise we use in both the design and implementation of our current and future registration services and Internet-based products and services businesses. We own our proprietary shared registration system through which competing registrars, including our registrar, submit .com, .net and .org second level domain name registrations. Some of the software and protocols we use in our registration services are in the public domain or are otherwise available to our competitors. We also have compiled a database of information relating to customers in our registration business. While a portion of this database is available to the public in the form of a directory service, we believe that we have certain ownership rights in this database and we intend to protect such rights. We have applied for several patents. However, we currently have no registered patents but our proprietary materials are protected by trade secret laws. We also own or have rights to various copyrights, trademarks and trade names in our business.

Employees

      As of March 13, 2000, we had approximately 888 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

CONTAINED IN THIS FORM 10-K AS A RESULT OF THE RISK FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-K.

Risks Related to the Proposed VeriSign Merger

We face risks relating to the proposed VeriSign merger

      On March 7, 2000, we executed a merger agreement to be acquired by VeriSign. Under the terms of the agreement, each outstanding share of Network Solutions Common Stock will be exchanged for 1.075 shares of VeriSign common stock. The announcement of the proposed merger may have a negative impact on our ability to sell our services and products, attract and retain employees and clients, and maintain strategic relationships with third parties. For example, our employees may experience uncertainty about their future role with VeriSign until VeriSign’s strategies with regard to us are announced or executed. The announcement may also have an adverse effect on our relationships with significant clients and strategic partners.

      If the merger is successfully completed, holders of Network Solutions’ Common Stock will become holders of VeriSign’s common stock. VeriSign’s business differs from our business, and VeriSign’s results of operations, as well as the price of VeriSign’s common stock, may be affected by factors different than those affecting our results of operations and the price of our Common Stock before the merger. For further information on VeriSign’s business and certain factors to consider in connection with the proposed merger and VeriSign’s business, please see VeriSign’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and VeriSign’s Rule 425 filings on March 7 and 8, 2000 — all of which may be accessed through the SEC’s EDGAR filings on their website at www.sec.gov.

      If the VeriSign merger is completed, our stockholders will receive a fixed number of shares of VeriSign common stock despite changes in the market value of our Common Stock or VeriSign’s common stock. The 1:1.075 ratio of our Common Stock to VeriSign common stock is a fixed number and will not be adjusted in the event of any increase or decrease in the price of VeriSign common stock or our Common Stock, except with respect to stock dividends, splits, etc., as specifically set forth in the merger agreement. The prices of VeriSign common stock and our Common Stock at the closing of the proposed merger may vary from their respective prices on the date the merger agreement was signed. These prices may vary because of the changes in the business, operations or prospects of VeriSign or Network Solutions, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions as well as other factors.

Our failure to complete the proposed merger with VeriSign could adversely affect our stock price and future business and operations

      The merger is subject to the approval by both our shareholders and certain regulatory agencies and VeriSign’s shareholders must approve the issuance of Common Stock and amendments to VeriSign’s Certificate of Incorporation required to effect the merger. Accordingly, there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, we may be subject to a number of material risks, including the following:

•	We may be required to pay VeriSign a termination fee of $425 million for several reasons, including if prior to termination of our merger agreement we publicly announce another acquisition proposal (as defined in the agreement), and:

—	Network Solutions or VeriSign terminates the merger agreement because the required approval of the merger by our stockholders was not obtained,

—	if a triggering event (as defined in the agreement) shall have occurred, or

—	if VeriSign terminates the merger agreement due to a breach of any representation, warranty, covenant or agreement of ours in the agreement.

•	The price of our Common Stock may decline to the extent that the current market price for our Common Stock reflects a market assumption that the proposed merger will be completed; and

•	Costs related to the proposed merger, such as legal, accounting, and financial advisor fees, must be paid even if the merger is not completed.

We are dependent upon the successful integration of our proposed merger with VeriSign

      Achieving the anticipated benefits of the proposed acquisition of our company by VeriSign is dependent in part upon whether the integration of the two companies’ products, services and technologies, research and development activities, sales and marketing, and administrative organizations is accomplished in an efficient and effective manner. There can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from our day-to-day business. Failure to successfully accomplish integration could have a material adverse effect on the business, financial condition or results of operations of the combined company.

Industry Risks

Increased competition could harm our domain name registration business

      The introduction of additional competition into the domain name registration business could harm our business. This includes, in particular, competition among registrars within a single top level domain, such as .com, .net or .org, and competition among registrars and registries of existing and potential new top level domains. We currently face competition in the domain name registration business from other registrars in the top level domains for which we act as registry, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains for which we act as registry. As of March 13, 2000, 33 accredited registrars (in addition to us) in the .com, .net and .org top level domains used our shared registration system to register domain names. ICANN has accredited 76 additional registrars as of that date. We expect these and additional accredited registrars to offer competing registration services in these top level domains in the near future.

      The accredited registrars include, among others, AT&T, Alabanza, America Online, CORE or Internet Council of Registrars, Deutsche Telekom, France Telecom Oleane, iDirections, interQ, Internet Domain Registrars, Melbourne IT, NameSecure.com, NetBenefit, PSINet, Register.com, Talk.com and Verio. For the quarter ended December 31, 1999, we registered 1,600,000 net new second level domain names and competing accredited registrars registered 890,000 second level domain names.

      The introduction of potential new top-level domains is currently an issue of global significance. At its most recent meeting in Cairo, the ICANN Board requested the Names Council, a branch of the Domain Name Supporting Organization (DNSO) primarily responsible for the consensus-building process of the DNSO, and its staff to prepare recommendations regarding the introduction of new generic top-level domains, indicating that the ICANN Board intends to act on these topics at its Yokohama meeting on July 15-16, 2000.

      Future competition in the domain name registration business as a registry or registrar could come from many different companies, including:

•	domain name registration resellers,

•	country code registries,

•	Internet access providers and

•	major telecommunications firms.

      Many of these entities have core capabilities to deliver registry and/or registrar services, such as help desks, billing services and network management, along with strong name recognition and Internet industry experience. The recent agreements among ICANN, the Department of Commerce, us and other registrars permit flexibility in pricing for and term of registrations. Our revenue, therefore, could be reduced due to pricing pressures, bundled service offerings and variable terms resulting from increased competition. Some registrars and resellers in the .com, .net and .org top level domains are already charging lower prices for domain name registration services in those domains. In addition, other entities are bundling, and may in the future bundle, domain name registrations with other products or services at reduced rates or for free.

Issues arising from implementation of our agreements with ICANN and the Department of Commerce could harm our registration business

      The Department of Commerce has adopted a plan for a phased transition of the Department of Commerce’s responsibilities for the domain name system to ICANN by September 30, 2000. We face risks from this transition, including:

•	ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans,

•	The Department of Commerce or ICANN could terminate our agreements to be the registry and/or a registrar in the .com, .net and .org top level domains if they find that we are in violation of our agreements with them,

•	If we do not separate ownership of our registry and registrar by May 2001 in accordance with the registry agreement, the term of the registry agreement will expire in November 2003 and we may not be chosen as the successor registry,

•	The terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner which is unfavorable to us,

•	The Department of Commerce’s or ICANN’s interpretation of provisions of our agreements with either of them above could differ from ours,

•	The Department of Commerce could revoke its recognition of ICANN, as a result of which the Department of Commerce would take the place of ICANN for purposes of the various agreements described above, and could take actions which are harmful to us,

•	ICANN may approve new top level domains and we may not be selected to act as a registrar or registry with respect to those top level domains,

•	The U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration, and

•	Our registry business could face legal or other challenges resulting from the activities of other registrars.

Challenges to ongoing privatization of Internet administration could harm our registration business

      Risks we face from challenges by third parties, including other domestic and foreign governmental authorities, to our role in the ongoing privatization of the Internet include:

•	Legal, regulatory or other challenges, including challenges to the agreements governing our relationship with, or to the legal authority underlying the roles and actions of, the Department of Commerce, ICANN and/or us, could be brought,

•	Congress has held two hearings in which various issues about the domain name system have been raised and Congress could take action which is unfavorable to us,

•	Congress has issued a Conference Report directing the General Accounting Office to review the relationship between the Department of Commerce and ICANN and the adequacy of security arrangements under existing Department of Commerce cooperative agreements. An adverse report could cause Congress to take action which is unfavorable to us or to the stability of the domain name system,

•	ICANN could fail to maintain legitimacy resulting in instability in domain name system administration, and

•	Some foreign governments and governmental authorities have in the past disagreed with, and may in the future disagree with, the actions, policies or programs of ICANN, the U.S. Government and us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs which are harmful to our business.

We depend on future growth of the Internet and Internet infrastructure

      Our future success substantially depends on the continued growth in the use of the Internet. If the use of and interest in the Internet does not continue to grow, our business would be harmed. Continued growth of the Internet could be slowed by:

•	inadequate infrastructure,

•	lack of availability of cost-effective, high speed systems and service,

•	delays in developing or adopting new standards and protocols to handle increased levels of Internet activity or

•	government regulation.

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

      In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, as provided in the registry agreement, it is required to ensure that the authoritative root will point to the top level domain zone servers designated by us. If ICANN does not do this, our business could be harmed.

We rely on Internet service providers

      Our registration business could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by us or if a significant number of Internet service providers decided to provide routing to a set of domain name servers which did not point to our top level domain zone servers.

Company Risks

Our near term success depends on the growth of our domain name registration business

      We may not be able to sustain the revenue growth we have experienced in recent periods. In addition, past revenue growth may not be indicative of future operating results. If we do not successfully maintain our current position as a leading provider of domain name registration services or develop or market additional value-added products and services, our business could be harmed.

      Our domain name registration services business generates over 90% of our revenue and is expected to continue to account for a very significant portion of our revenue in at least the near term. Our future success will depend largely on:

•	the continued increase in domain name registrations,

•	re-registration rates of our customers,

•	our ability to maintain our current position as a leading registrar of domain names,

•	the successful development, introduction and market acceptance of new services that address the demands of Internet users,

•	our ability to provide robust domain name registration systems and

•	our ability to provide a superior customer service infrastructure as a registry and registrar.

      The contractual requirement that we provide bulk access to customer data could hurt our ability to market and sell other value-added services in addition to domain name registration services.

System failure or interruption, security breaches or our failure to meet increasing demands on our systems could harm our business

      Any significant problem, including any security breach, with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our registration systems or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation of our shared registration system could result in the inability of one or more other registrars to register and maintain domain names for a period of time. A failure in the operation or update of the master database that we maintain could result in deletion of one or more top level domains from the Internet and the discontinuation of second level domain names in those top level domains for a period of time. The inability of our registrar systems, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and our ability to process, bill and collect registration requests in a timely manner.

      We recently completed a physical separation of our registrar and registry computer systems and have run the operations of our new systems separately for only a limited time. Any data integrity, non-compatibility or other issues that may arise from this separation could materially harm our business.

      Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. The root zone servers and top level domain zone servers that we operate are critical hardware to our operations. Interruptions could result from:

•	fire, natural disaster, sabotage, power loss, telecommunications failure, human error or similar events,

•	computer viruses, hackers or similar disruptive problems caused by employees, customers or other Internet users and

•	systems strain caused by the growth of our customer base and our inability to sufficiently maintain or upgrade our systems.

We must attract, integrate, train and retain key personnel knowledgeable about our business

      We face intense competition for the limited supply of people qualified to work for us. Our future success depends on the continued service of key engineering, sales, marketing, executive and administrative personnel, and our ability to identify, attract, hire, integrate, train and retain such personnel. Competition for engineering, sales, marketing and executive personnel is intense, particularly in the technology and Internet sectors and in the regions where our facilities are located. We may be unable to retain existing personnel or attract, hire or retain additional qualified personnel. The loss of the services of any of our senior management team or other key employees or our failure to attract, integrate, train and retain additional key employees could harm our business.

We must effectively manage our marketing organization and establish and maintain distribution channels

      We will need to effectively manage our growing sales and marketing organization if we want to achieve future revenue growth. We may not be able to identify, attract and retain experienced sales and marketing personnel with relevant experience. Further, our sales and marketing organization may not be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or potential competitors for registration or Internet technology services.

      Our ability to achieve future revenue growth will also depend on our ability to continue to establish direct sales channels and to develop multiple distribution channels. To do this we must maintain relationships with Internet access providers and other third parties.

We have a high level of uncollectible receivables

      Because of our high level of uncollectible receivables, we continually review our billing practices. Any modifications that we implement including prepayment or other reasonable assurance of payment for new registration orders could have unanticipated harmful consequences to our business. We have recently implemented a prepayment or reasonable assurance of payment terms billing practice as required by our agreements with ICANN. We believe we have experienced a high level of uncollectible receivables due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring such names at a profit. Our experience has been that such speculative resellers have a greater tendency than other customers to default on their services fees. We have established a provision for uncollectible accounts which we believe to be adequate to cover anticipated uncollectible receivables; however, actual results could differ from our estimates.

We are party to legal proceedings which could have a negative financial impact on us

      We are involved in a number of legal proceedings. We cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in any of these proceedings, however, could harm our business. Legal proceedings in which we are involved are expensive and divert the attention of our personnel. Please see “Item 3 — Legal Proceedings” on page 21 herein.

We may not be able to protect our intellectual property rights and proprietary information or we may be subject to claims of infringement of third party intellectual property rights

      We rely on a combination of nondisclosure and other contractual arrangements with the U.S. Government, our employees, and third parties, as well as copyright, privacy and trade secret laws, to protect and limit the distribution of our proprietary data, computer software, documentation, and processes used in conducting our domain name registration and other businesses. If we fail to adequately protect our intellectual property rights and proprietary information, or if we are subject to adverse results in litigation relating to our intellectual property rights and proprietary information, our business could be harmed. Any actions we take may not be adequate to protect our intellectual property rights and proprietary information. Other companies may develop competing technology that is similar or superior to our technology. Although we have no reason to believe that our domain name registration business activities infringe on the intellectual property rights of others, and we believe that we have all rights needed to conduct our business, it is possible that we could become subject to claims alleging infringement of third party intellectual property rights. Any of these claims could subject us to costly litigation, and any adverse final rulings on any of these claims could require us to pay damages, seek to develop alternative technology, and/or seek to acquire licenses to the intellectual property that is the subject of any alleged infringement, and any rulings not in our favor could harm our business.

      In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U. S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

Future acquisitions and investments could decrease operating income, cause operational problems or otherwise disrupt our business

      We evaluate potential acquisitions and investments on an ongoing basis for various reasons including, among others, diversification of our domain name registration services and Internet technology services businesses. Our acquisition and investment strategy poses many risks, including:

•	we may not be able to compete successfully for available acquisition or investment candidates, complete future acquisitions and investments or accurately estimate the financial effect on our company of any businesses we acquire or investments we make,

•	future acquisitions and investments may require us to spend significant cash amounts or may decrease our operating income,

•	we may have trouble integrating the acquired business and retaining personnel,

•	acquisitions or investments may disrupt our business and distract our management from other responsibilities,

•	to the extent that any of the companies which we acquire or in which we invest fail, our business could be harmed and

•	we may not identify appropriate acquisition or investment targets.

We face increasing risks associated with our international business

      While substantially all of our operations, facilities, and personnel are located within the United States, our revenues from sources outside the United States have increased significantly and may continue to increase in the future. As a result, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, competition from foreign companies, fluctuations in the U.S. dollar, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. We do not know what the impact of such regulatory, geopolitical and other factors will be on our business in the future or if we will have to modify our business practices. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

Our quarterly operating results may fluctuate; our future revenue and profitability are uncertain

      Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, some of which are beyond our control. Factors that may affect our revenue include:

•	variations in the number of requests for domain name registrations or demand for our services,

•	successful competition by others,

•	termination or completion of contracts in our Internet technology services business or failure to obtain additional contracts in that business and

•	market acceptance of new service offerings.

In addition, we expect a significant increase in our operating expenses as we:

•	increase our sales and marketing operations and activities and

•	continue to update our systems and infrastructure.

      If the increase in our expenses is not followed by a corresponding increase in our revenue, our operating results will suffer. The fact that in the past our revenue has increased and we have been profitable on a quarterly and annual basis is not indicative of whether our revenue will increase or whether we will be profitable on a quarterly or annual basis in the future.

Investment Risks

Our stock price, like that of many Internet companies, is highly volatile

      The market price of our Common Stock has been and is likely to continue to be highly volatile and significantly affected by factors such as:

•	general market and economic conditions and market conditions affecting technology and Internet stocks generally,

•	actual or anticipated fluctuations in our quarterly or annual registrations or operating results,

•	announcements of technological innovations, acquisitions or investments, developments in Internet governance or corporate actions such as stock splits, and

•	industry conditions and trends.

      The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our Common Stock. Recently, the market price of our Common Stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, between January 1, 1999, and March 13, 2000, the reported last sale price for our Common Stock ranged from $25.875 per share to $247.25 per share. On March 13, 2000, the reported last sale price of our Common Stock was $236.25 per share.

      The market price of our Common Stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

      In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company’s securities. This type of litigation could result in substantial costs and a diversion of our management’s attention and resources.

Future issuances or sales of Common Stock could cause our stock price to decrease

      We may in the future issue shares of Common Stock in connection with acquisitions or other strategic investments. Also, SAIC Venture Capital Corporation, a wholly-owned subsidiary of SAIC, owns 16,300,000 shares of our Common Stock. A decision by us to issue shares of Common Stock or by SAIC Venture Capital Corporation or other stockholders to sell our Common Stock could depress the market price of the Common Stock.

SAIC may maintain significant influence over us

      SAIC Venture Capital Corporation, a wholly-owned subsidiary of SAIC, owns approximately 23% of our Common Stock and is our largest stockholder. Matters requiring approval by our stockholders, including the election of members of our Board of Directors, changes in the size and composition of the Board of Directors and a change in control, may need the approval of SAIC Venture Capital Corporation to be effected. SAIC Venture Capital Corporation has agreed to vote its shares in favor of the approval and adoption of the merger with VeriSign and against approval of any proposal made in opposition to or in competition with the consummation of the merger. We do not have an agreement with either SAIC or SAIC Venture Capital Corporation which restricts SAIC Venture Capital Corporation’s rights to distribute or sell its shares of our Common Stock.

Some of our directors may have conflicts of interest

      Some of our directors currently serve as directors, officers and employees of SAIC and other companies, including Stratton Sclavos, who serves as Chief Executive Officer of VeriSign, Inc. Therefore, there may be various conflicts of interest or conflicting duties for these individuals. Since our directors and officers may also own stock of those companies, there may be conflicts of interest when directors and officers are faced with decisions that could have different implications for us and those companies.

We rely on SAIC for corporate services and employee benefits

      We currently receive corporate services under an agreement with SAIC. If SAIC were to terminate these services, we might not be able to secure alternative sources for such services or such services might only be available to us at prices higher than those charged by SAIC.

      Our employees are currently eligible to participate in some of SAIC’s employee benefit plans through the end of calendar year 2000. However, since SAIC now indirectly owns less than 50% of our Common Stock, we will have to establish certain employee benefit plans of our own which could result in incremental costs to us.

Our certificate of incorporation contains provisions relating to SAIC that may adversely affect us or our stockholders

      Our certificate of incorporation includes provisions relating to competition by SAIC with us, allocations of corporate opportunities, transactions with interested parties and intercompany agreements and provisions limiting the liability of certain people. It is unclear whether such provisions are enforceable under Delaware corporate law. Our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our capital stock shall be deemed to have consented to the provisions in the certificate of incorporation relating to competition with SAIC, conflicts of interest, corporate opportunities and intercompany agreements, and such consent may restrict such person’s ability to challenge transactions carried out in compliance with such provisions. The corporate charter of SAIC does not include similar provisions. Therefore, persons who are directors and/or officers of ours and who are also directors and/or officers of SAIC may choose to take action in reliance on such provisions rather than act in a manner that might be favorable to us but adverse to SAIC.

Item 2.  Properties.

      Our principal executive office is located in approximately 55,000 square feet of a facility in Herndon, Virginia, under a lease that expires in November 2002. We also lease additional facilities in Herndon, Virginia of 40,306 square feet expiring in July 2002 and 60,000 square feet expiring in March 2004. Additionally, our Internet Technology Services division has the following office locations: approximately 2,900 square feet in a facility in Charlotte, North Carolina, under a space usage arrangement with SAIC which expires in July 2002; approximately 3,700 square feet in a facility in Duluth, Georgia, under a month-to-month sublease; and approximately 5,000 square feet in a facility located in New York, New York which expires in December 2002. We believe that our current facilities will be adequate for the next 12 months and that any additional facilities will be available in the future as needed on commercially reasonable terms.

Item 3.  Legal Proceedings.

      As of March 13, 2000, we were a defendant in eight active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Thus, we believe, this type of suit should decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action which suspends their use of the domain names in question. Beginning January 1, 2000, however, we no longer included a contractual provision in our service contracts with domain name holders under which we would suspend their use of their domain name under dispute by a trademark owner. Thus, we believe, this type of suit also should decline. Although 68 out of approximately 9,500 of these situations have resulted in suits actually naming us as a defendant, as of March 13, 2000, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

      On March 15, 2000, a group of eight plaintiffs filed suit against the U.S. Department of Commerce, the National Science Foundation and us in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that we were authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. The same attorney who challenged us in a similar action known as Thomas, et al. v. Network Solutions, et al., has filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, § 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. § 9701), the Administrative Procedures Act, the Sherman Act, and the California Unfair Competition Act, § 17200. We believe that the complaint lacks merit and we intend to vigorously defend ourselves as we did in response to the Thomas case.

      On October 17, 1997, a group of six plaintiffs filed the Thomas suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against us seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an “unlawful tax.” The court also granted our motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs’ preliminary injunction motion against us. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court’s dismissal of their claims, and oral argument occurred on February 25, 1999. On May 14, 1999, the Court of Appeals ruled in our favor by unanimously affirming the District Court’s decision. The Court of Appeals denied the plaintiffs’ motion for reconsideration and entered final judgment on July 20, 1999. On October 12, 1999, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. Our opposition to that Petition was filed on December 8, 1999. On January 18, 2000, the U.S. Supreme Court denied the plaintiffs’ petition.

      On August 17, 1998, we received notice from the Commission of the European Communities, or “EC,” of an investigation concerning the Company’s Premier Program agreements in Europe. The EC requested production of these agreements and related materials for review and we complied. On June 17, 1999, we received a second inquiry from the EC concerning our registrar licensing agreements with the five newly-accredited testbed registrars and we responded to this inquiry on July 9, 1999. On January 26, 2000, the EC formally notified us that its investigation had been closed. No enforcement action was taken.

      On March 20, 1997, PG Media, Inc., a New York-based corporation, filed a lawsuit against us in the United States District Court, Southern District of New York alleging that we had restricted access to the Internet by not adding PG Media’s requested 490 top level domains to the Internet root zone in violation of the Sherman Act. In its complaint, PG Media, in addition to requesting damages, asked that we be ordered to include reference to PG Media’s top level domains and name servers in the root zone file administered by us under the cooperative agreement. In June 1997, we received written direction from the National Science Foundation not to take any action which would create additional top level domains or to add any new top level domains to the Internet root zone until the National Science Foundation provides further guidance. On September 17, 1997, PG Media filed a Second Amended Complaint adding the National Science Foundation as a defendant. On May 14, 1998, PG Media served us with a motion for a preliminary injunction against both defendants to compel both defendants to add PG Media’s top level domains to the Internet root zone within 30 days. In response, both defendants filed cross-motions for summary judgment against PG Media. On July 20, 1998, a hearing on all parties’ motions occurred. The basic issue before the court was the National Science Foundation’s authority to control the Internet’s root zone system. On March 16, 1999, the court granted both our and the National Science Foundation’s motions for summary judgment, holding that the National Science Foundation does have authority over the root zone system and that the federal instrumentality immunity doctrine immunizes us against liability under both sections 1 and 2 of the Sherman Act for our root zone administration. PG Media appealed to the Second Circuit Court of Appeals and on January 21, 2000, the Court of Appeals issued its opinion in our favor on all issues.

      On June 27, 1997, SAIC received a Civil Investigative Demand, or “CID,” from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be any antitrust violation under the Sherman Act relating to its Internet registration services. The CID sought documents and information from SAIC and us relating to our Internet registration business. On April 29, 1999, we received a second CID seeking additional information and documents relating to our ownership rights in, policies relating to access to, and our use of, data that we compile in the course of operating our Internet registration business. We provided information responsive to the CID. On June 23, 1999, the Department of Justice formally notified us that SAIC had been removed as a subject of the investigation. On January 28, 2000, the Department of Justice formally notified us that the investigation had been closed. No enforcement action was taken.

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

      Please see “Item 1 — Business — Risk Factors — We are party to several legal proceedings which could have a negative financial impact on us”— on page 18 herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      On December 21, 1999, our Board of Directors approved a 2-for-1 stock split of the shares of our Common Stock, that was effected in the form of a 100% stock dividend on March 10, 2000 on shares of our Common Stock outstanding on February 25, 2000. The following table sets forth the range of high and low reported last sales prices of the Common Stock on the Nasdaq National

Market, adjusted to retroactively reflect the stock split, for the year ended December 31, 1998, through March 13, 2000.

	High	Low

Year Ended December 31, 1998:

First Quarter	$9.282	$3.235

Second Quarter	13.750	8.125

Third Quarter	11.578	6.438

Fourth Quarter	41.180	7.094

Year Ended December 31, 1999:

First Quarter	$72.000	$35.000

Second Quarter	57.750	25.875

Third Quarter	47.531	27.063

Fourth Quarter	136.125	42.563

Year Ending December 31, 2000:

First Quarter through March 13, 2000	$247.250	$98.969

      As of March 17, 2000, there were 167 holders of record of Network Solutions Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders.

      We have neither declared nor paid cash dividends on our Common Stock in the two years ended December 31, 1999. We currently intend to retain our earnings, if any, for future growth and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Item 6.  Selected Financial Data.

      The following table sets forth selected financial and operating data of Network Solutions for the periods indicated and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and the Notes related thereto included elsewhere and incorporated by reference in this 10-K. The Statements of Operations Data and Balance Sheet Data as of and for the years ended December 31, 1996, 1997, 1998 and 1999 were derived from Network Solutions’ audited financial statements. The selected financial data for the year ended December 31, 1995 were derived by combining Network Solutions’ results of operations for the period January 1, 1995 through March 10, 1995 and the period March 11, 1995 through December 31, 1995, both as derived from Network Solutions’ audited financial statements. Comparability of pre-acquisition periods to post-acquisition periods is limited because the financial statements have been prepared on differing bases of accounting as a result of the acquisition by SAIC on March 10, 1995.

	Year Ended December 31,

	1995	1996	1997	1998	1999

	In thousands, except per share data

Statements of Operations Data:

Net revenue	$6,486	$18,862	$45,326	$93,652	$220,811

Cost of revenue	5,704	14,666	25,798	38,530	81,606

Gross profit	782	4,196	19,528	55,122	139,205

Research and development expenses	—	680	1,653	4,821	10,989

Selling, general and administrative expenses	2,394	6,280	12,268	37,144	92,517

Interest income	—	(496)	(2,211)	(6,303)	(9,928)

Other expenses	61	—	116	116	52

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(1,673)	(2,268)	7,702	19,344	45,575

Provision (benefit) for income taxes	(239)	(643)	3,471	8,109	18,689

Income (loss) from continuing operations	(1,434)	(1,625)	4,231	11,235	26,886

Loss from discontinued operations, net of income taxes	(1,403)	—	—	—	—

Net income (loss)	$(2,837)	$(1,625)	$4,231	$11,235	$26,886

Basic earnings per share:

Income (loss) from continuing operations	$(0.04)	$(0.03)	$0.08	$0.18	$0.40

Loss from discontinued operations	(0.03)	—	—	—	—

Net income (loss)	$(0.07)	$(0.03)	$0.08	$0.18	$0.40

Weighted average shares	41,340	50,000	53,220	63,914	66,687

Diluted earnings per share:

Income (loss) from continuing operations	$(0.04)	$(0.03)	$0.08	$0.17	$0.38

Loss from discontinued operations	(0.03)	—	—	—	—

Net income (loss)	$(0.07)	$(0.03)	$0.08	$0.17	$0.38

Weighted average shares	41,340	50,000	53,932	66,794	69,917

Other Operating Data:

Net new registrations	141	489	960	1,911	5,037

Registrations not re-registered	1	39	46	90	346

Net registrations as of period end	177	627	1,541	3,362	8,055

Balance Sheet Data:

Cash and cash equivalents	$5	$15,540	$41,146	$12,862	$196,589

Total marketable securities	—	—	40,200	128,098	164,920

Working capital	(559)	1,362	50,947	65,791	131,113

Total assets	11,748	66,118	149,620	243,867	625,303

Restricted assets included in total assets	1,408	17,453	25,873	—	—

Deferred revenue, net	3,346	29,352	61,451	129,194	361,639

Long-term obligations, excluding current portion	1,353	9,440	18,743	35,721	106,971

Total stockholders’ equity	3,062	1,437	47,655	75,130	178,599

      Net new registrations shown above under “Other Operating Data” for each period include gross new registrations less an estimate of registrations that are uncollectible for our registrar services. Net registrations at period end include net new registrations less management’s estimate of registrations not re-registered. Prior to September 14, 1995, net registrations equaled gross registrations because Network Solutions was reimbursed by the National Science Foundation for all registrations under a cost plus fixed-fee contract.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      The following discussion and analysis should be read in conjunction with “Selected Financial Information” and Network Solutions’ Financial Statements and Notes thereto included elsewhere and incorporated by reference in this annual report on Form 10-K. Except for the historical information contained and incorporated by reference in this Form 10-K, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of Network Solutions’ plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Network Solutions’ actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K and from time to time in Network Solutions’ periodic reports. Unless otherwise indicated, the accompanying financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for all periods presented for continuing operations reflect the financial position and results of operations of Network Solutions’ commercial business, which includes registration services and consulting services.

Recent Development

      On March 7, 2000, we entered into an Agreement and Plan of Merger with VeriSign, Inc., a Delaware corporation and leading provider of Internet trust services, and Nickel Acquisition Corporation, Inc., a Delaware corporation and wholly-owned first-tier subsidiary of VeriSign. Under the Agreement and Plan of Merger, VeriSign will issue 1.075 shares of VeriSign common stock for each share of our Common Stock. The transaction was approved by our Board of Directors and VeriSign’s Board of Directors and is contingent upon customary closing conditions, such as the approval of our shareholders, standard regulatory approvals and approval by VeriSign’s shareholders of the issuance of common stock and amendment to the certificate of incorporation of VeriSign required to effect the transaction. The transaction is intended to be completed in the third quarter of 2000, at which time we will become a wholly-owned subsidiary of VeriSign, though we cannot give assurances that it will be completed. Failure to complete the merger could have a material adverse effect on our stock price, financial condition and results of operations. A more detailed description of the merger and the risks associated thereto are set forth under “Risk Factors — Risk Related to the Proposed VeriSign Merger” on page 12 herein.

Overview

Network Solutions, Inc.

      Network Solutions is the exclusive registry and the leading registrar for second level domain names within the .com, . net and .org top level domains pursuant to agreements with ICANN and the Department of Commerce. Internet domain names are unique identities which enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry, we maintain the master directory of all second level domain names in the .com, .net and .org top level domains. We own and maintain the shared registration system that allows all registrars, including us, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names. As a registrar, we market second level domain name registration services that enable our customers to establish their identities on the web. In addition, we market a portfolio of value-added products and services to help our customers maximize the value of those identities throughout their life cycles. Network Solutions also provides Internet technology services that focus on network engineering, network and systems security and network management solutions.

Registration Services

      In December 1992, Network Solutions entered into the cooperative agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top level domains: .com, .net, .org, .edu and .gov. These registration services include the initial two year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The cooperative agreement became effective January 1, 1993. It included a three-month phase-in period, a five-year operational period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 30, 1998. Effective September 9, 1998, the Department of Commerce took over the administration of the cooperative agreement from the National Science Foundation. In October 1998, the cooperative agreement was amended to extend the flexibility period until September 30, 2000 and to transition to a shared registration system. In November 1999, we entered into a series of agreements with ICANN and the Department of Commerce relating to our Internet domain name registration services.

      The original terms of the cooperative agreement provided for a cost reimbursement plus fixed-fee contract (with an initial fee of 8%). Effective September 14, 1995, the National Science Foundation and Network Solutions amended the cooperative agreement to require Network Solutions to begin charging end users a services fee of $50 per year for each domain name in the .com, .net and .org top level domains. Prior to April 1, 1998, registrants paid a services fee of $100 for two years of domain name registration services upon each initial registration and an annual re-registration fee of $50 per year thereafter. The National Science Foundation paid the registration fees for domain names within the .edu and .gov top level domains through March 31, 1997. Commencing April 1, 1997, Network Solutions agreed with the National Science Foundation to provide domain name registration services within the .edu and .gov top level domains free of charge. As of October 1, 1997, Network Solutions ceased to register or administer domain names in the .gov top level domain.

      Under the terms of the September 14, 1995 amendment to the cooperative agreement, 30% of the registration fees collected by Network Solutions was required to be set aside for the enhancement of the intellectual infrastructure of the Internet and, as such, was not recognized as revenue by Network Solutions. The set aside funds, plus any interest earned, were disbursed at the direction of the National Science Foundation. As of December 31, 1998, Network Solutions had cumulatively disbursed to the National Science Foundation at its direction all set aside funds collected and associated interest earned for a total of $62.3 million.

      On March 12, 1998, the National Science Foundation and Network Solutions amended the cooperative agreement to eliminate the 30% set aside requirement effective April 1, 1998 and to reduce the registration fees by a corresponding amount. Initial registrations on and after April 1, 1998 are charged $70 for two years of registration services and an annual re-registration fee of $35 per year thereafter. This amendment had no effect on the revenue recognized on each registration ($70 for initial registrations and $35 for re-registrations) since Network Solutions previously did not recognize revenue on the 30% set aside funds. Accordingly, while the revenue to Network Solutions on a per registration basis did not change, the amount charged to customers declined.

      In order to provide prompt access to new domain names on the Internet, Network Solutions has historically invoiced customers and permitted them to pay their registration fees after their domain names are registered. Network Solutions’ experience has been that, for the period from September 1995 through December 1999, approximately 36.5% of registrations have ultimately been deactivated for non-payment. Network Solutions believes that this level of uncollectible receivables is due to, among other factors, the large number of individuals and corporations that have registered multiple domain names with the apparent intention of transferring registration for such names at a profit. Network Solutions believes such speculative resellers have a greater tendency than other customers to default on their registration fees. As a consequence, Network Solutions has recorded a comparable provision for uncollectible accounts in determining net registration revenue.

      Registration fees charged to customers for registration services are recognized as revenue evenly over the registration term. Accordingly, Network Solutions recognizes $35 per year over the service period for each initial basic domain name registration and re-registration of domain names. This subscription-based model defers revenue recognition until Network Solutions provides the registration services, including maintenance of and unlimited modifications to individual domain name records, over the respective registration terms. At December 31, 1999, Network Solutions had net deferred revenue of $362 million.

      On November 10, 1999 we, the Department of Commerce and ICANN entered into a series of wide-ranging agreements relating to the domain name system. Under these agreements we have recognized ICANN as the not-for-profit corporation described in amendment 11 to the cooperative agreement, have become an ICANN-accredited registrar and have agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. We will be an accredited registrar through November 9, 2004 with a right to renew indefinitely in accordance with the agreement. As the registry, Network Solutions charged registrars $9 per registration per year until January 15, 2000. Since then, the fee is $6 per registration per year unless increased to cover increases in registry costs under the circumstances described in the registry agreement.

      We have implemented a system under which we will not accept the registration of a domain name as a registrar unless we have received a reasonable assurance of payment of the registration fee. We are entitled to establish our own prices for registrar services.

      We have implemented modifications to the shared registration system that enable a registrar to (a) accept registrations and re-registrations in one-year increments and (b) add one year to a registrant’s registration period upon transfer of a registration from one registrar to another. The unexpired term of any registration may not exceed ten years. We are contractually obligated to provide equivalent access to the shared registration system to all ICANN-accredited registrars and to ensure that the revenues and assets of the registry are not utilized to advantage our registrar to the detriment of other registrars. We have agreed to and implemented an organizational conflict of interest compliance plan that includes organizational, physical and procedural safeguards in connection with these obligations.

      The term of the registry agreement extends until November 9, 2003, except that in the event that we effect the legal separation of the ownership of our registry business from our registrar business by May 9, 2001 as described in the agreement, the term will be extended until November 9, 2007. Please see “Item 1 Business — Ongoing Privatization of Internet Administration” on page 8 herein.

      We have agreed to pay annual fees to ICANN as set by ICANN at levels currently not to exceed $2 million for our registrar and $250,000 for our registry.

Internet Technology Services

      Substantially all of Network Solutions’ Internet technology services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

      The majority of Network Solutions’ Internet technology services are provided to customers in the financial services industry. Bank of America, formerly NationsBanc, is currently Network Solutions’ largest Internet technology services client, accounting for 51.4% of Network Solutions’ Internet technology services business net revenue and 2.6% of Network Solutions’ total net revenue during the year ended December 31, 1999. NationsBanc originally contracted with Network Solutions in 1993 and Network Solutions currently provides network design and engineering services as well as a variety of project specific services under the contract.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in Network Solutions’ Statements of Operations.

	Year Ended December 31,

	1997	1998	1999

Percentage of net revenue:

Net revenue	100.0%	100.0%	100.0%

Cost of revenue	56.9	41.1	37.0

Gross profit	43.1	58.9	63.0

Research and development expenses	3.6	5.1	5.0

Selling, general and administrative expenses	27.1	39.7	41.9

Interest income and other expense, net	(4.6)	(6.6)	(4.5)

Income before income taxes	17.0	20.7	20.6

Provision for income taxes	7.7	8.7	8.4

Net income	9.3%	12.0%	12.2%

Comparison of Year Ended December 31, 1998 and 1999

Net Revenue

      Net revenue increased 136% from $93.7 million for the year ended December 31, 1998 to $220.8 million for the year ended December 31, 1999. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 144% from $85.7 million for the year ended December 31, 1998 to $209.5 million for the year ended December 31, 1999.

      Net new registrations for Network Solutions’ registrar services, or NSI registrar, during the year ended December 31, 1999 were 5,037,000 as compared to 1,911,000 during the year ended December 31, 1998, an increase of 164%. Due in part to the addition of nearly 40 international partners, 1,543,000, or 31%, of net new registrations were international registrations for the year ended December 31, 1999. This is an increase in international registrations of 190% over the 532,000 net new registrations for the year ended December 31, 1998. Non-NSI registrars registered an additional 890,000 names through our registry services, bringing the total net new registrations for the year ended December 31, 1999 in .com, .net and .org top level domains to 5,927,000.

      Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and intranets on a global basis. Cumulative net registrations for the NSI registrar as of December 31, 1998 were 3,362,000 as compared to 8,055,000 as of December 31, 1999, for a 140% increase.

      Net revenue from Internet technology services increased 41% from $8.0 million for the year ended December 31, 1998 to $11.3 million for the year ended December 31, 1999. This was primarily attributable to an increase in business from Bank of America and other financial services customers.

Cost of Revenue

      Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 112% from $38.5 million for the year ended December 31, 1998 to $81.6 million for the year ended December 31, 1999. This increase was driven by a $12.9 million increase in outsourcing costs, $11.0 million in additional depreciation charges and equipment expenditures and additional direct labor charges of $11.7 million related to systems engineering and operations primarily associated with supporting the growth of Network Solutions’ registration services business. As a percentage of net revenue, cost of revenue decreased from 41.1% for the year ended December 31, 1998 to 37.0% for the year ended December 31, 1999. Network Solutions expects to realize certain increased economies of scale while the cost of revenue will increase in terms of absolute dollars as we continue to enhance and improve the infrastructure supporting our new and future product and service offerings, customer service capabilities and growing cumulative net registration base.

Research and Development Expenses

      Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of Network Solutions’ products and technologies. Research and development expenses increased 128% from $4.8 million for the year ended December 31, 1998 to $11.0 million for the year ended December 31, 1999. As a percentage of net revenue, research and development expenses decreased from 5.1% for the year ended December 31, 1998 to 5.0% for the year ended December 31, 1999. Network Solutions expects that research and development expenses will continue to increase in the near future in absolute dollars as Network Solutions invests in developing new product and service offerings.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing expenses, legal and other professional costs. Selling, general and administrative expenses increased 149% from $37.1 million for the year ended December 31, 1998 to $92.5 million for the year ended December 31, 1999. This increase was primarily attributable to a $25.2 million increase in advertising and promotion expenses including Internet banner advertising and targeted direct mail campaigns, increased staffing expenses of $10.4 million and an increase of other professional costs of $9.5 million. As a percentage of net revenue, selling, general and administrative expenses increased from 39.7% for the year ended December 31, 1998 to 41.9% for the year ended December 31, 1999.

      Network Solutions expects that the level of selling, general and administrative expenses will continue to increase significantly in the near future as operations continue to expand. In particular, sales, marketing and business development expenses will increase as NSI registrar continues to promote the value of .com web addresses and new value-added services including web site design and enhanced value added service offerings. NSI registrar also plans to continue to develop and enhance its extensive partner and distribution channels, both domestically and internationally in light of the new competitive environment.

Interest Income

      Network Solutions had net interest income of $6.3 million for the year ended December 31, 1998 as compared to $9.9 million for the year ended December 31, 1999. The increase is attributable to the investment of cash generated from operating activities.

Income Taxes

      The provision for income taxes was 42% of pre-tax earnings or $8.1 million for the year ended December 31, 1998, and 41% or $18.7 million for the year ended December 31, 1999. The difference between the effective rates and the statutory rate is principally attributable to the relative impact that non-deductible goodwill had on pretax operating income. Goodwill is being amortized by Network Solutions over five years and is primarily associated with the acquisition of Network Solutions by SAIC in 1995 and the acquisition of ImageCafe by Network Solutions in 1999.

Comparison of Years Ended December 31, 1997 and 1998

Net Revenue

      Net revenue increased 107% from $45.3 million for the year ended December 31, 1997 to $93.7 million for the year ended December 31, 1998. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 121% from $38.8 million for the year ended December 31, 1997 to $85.7 million for the year ended December 31, 1998. Net new registrations increased 99% from 960,000 for the year ended December 31, 1997 to 1,911,000 for the year ended December 31, 1998. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and intranets on a global basis. Cumulative net registrations as of December 31, 1997 were 1,541,000 as compared to 3,362,000 as of December 31, 1998 for a 118% increase.

      Net revenue from Internet technology services increased 22% from $6.5 million for the year ended December 31, 1997 to $8.0 million for the year ended December 31, 1998. Further, the fourth quarter reflected an increase of 117% over the same quarter last year and a 47% increase over the third quarter of 1998. NationsBanc accounted for $1.9 million or 4% of Network Solutions’ total net revenue for the year ended December 31, 1997 and $3.2 million or 3% for the year ended December 31, 1998.

      During the year ended December 31, 1998, the Internet technology services division added new leadership in sales and operations and hired additional technical consultants. In addition, the division continued to emphasize its efforts targeted at lead generation and regional sales and marketing programs by opening offices in New York City and Atlanta, Georgia.

Cost of Revenue

      Cost of revenue increased from $25.8 million for the year ended December 31, 1997 to $38.5 million for the year ended December 31, 1998. This 49% increase was driven by a $3.0 million increase in labor, a $6.4 million increase in outsourcing costs and $2.7 million increase in additional depreciation charges and equipment expenditures primarily associated with supporting the growth of Network Solutions’ registration services business.

      As a percentage of net revenue, cost of revenue decreased from 56.9% for the year ended December 31, 1997 to 41.1% for the year ended December 31, 1998 principally reflecting economies of scale and other operational efficiencies achieved in Network Solutions’ registration business.

Research and Development Expenses

      Research and development expenses increased 192% from $1.7 million for the year ended December 31, 1997 to $4.8 million for the year ended December 31, 1998. As a percentage of net revenue, research and development expenses increased from 3.6% for the year ended December 31, 1997 to 5.1% for the year ended December 31, 1998.

Selling, General and Administrative Expenses

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

Interest Income

      Network Solutions had net interest income of $2.2 million for the year ended December 31, 1997 as compared to $6.3 million for the year ended December 31, 1998. The increase is attributable to the investment of the positive cash flow resulting primarily from increasing domain name registrations and the net proceeds of Network Solutions’ initial public offering.

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

Selected Quarterly Results of Operations

      The following tables set forth certain unaudited quarterly financial information for each of the eight quarters in the period ended December 31, 1999. In the opinion of management, this information has been presented on the same basis as the audited financial statements appearing elsewhere and incorporated by reference in this Form 10-K, and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of Network Solutions and notes thereto. Interest income shown in the table below is net of other expenses, which were not significant. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	1998	1998	1998	1998	1999	1999	1999	1999

	(In thousands)

Net revenue	$16,492	$20,476	$25,427	$31,257	$38,132	$47,499	$59,254	$75,926

Cost of revenue	7,348	8,791	10,312	12,079	14,541	17,711	21,788	27,566

Gross profit	9,144	11,685	15,115	19,178	23,591	29,788	37,466	48,360

Research and development expenses	725	815	1,353	1,928	2,035	2,460	2,870	3,624

Selling, general and administrative expenses	6,182	8,008	10,248	12,706	15,265	19,395	24,921	32,936

Interest income	(1,292)	(1,384)	(1,654)	(1,857)	(1,911)	(1,912)	(2,444)	(3,609)

Income before income taxes	3,529	4,246	5,168	6,401	8,202	9,845	12,119	15,409

Provision for income taxes	1,480	1,783	2,163	2,683	3,404	4,050	4,841	6,394

Net income	$2,049	$2,463	$3,005	$3,718	$4,798	$5,795	$7,278	$9,015

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	1998	1998	1998	1998	1999	1999	1999	1999

	(Percentage of net revenue)

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenue	44.6	42.9	40.6	38.6	38.1	37.3	36.8	36.3

Gross profit	55.4	57.1	59.4	61.4	61.9	62.7	63.2	63.7

Research and development expenses	4.4	4.0	5.3	6.1	5.3	5.2	4.8	4.8

Selling, general and administrative expenses	37.4	39.1	40.3	40.7	40.0	40.8	42.1	43.4

Interest income	(7.8)	(6.7)	(6.5)	(5.9)	(4.9)	(4.0)	(4.2)	(4.8)

Income before income taxes	21.4	20.7	20.3	20.5	21.5	20.7	20.5	20.3

Provision for income taxes	9.0	8.7	8.5	8.6	8.9	8.5	8.2	8.4

Net income	12.4%	12.0%	11.8%	11.9%	12.6%	12.2%	12.3%	11.9%

Liquidity and Capital Resources

      In February 2000, we received net proceeds of $511 million following the public offering and sale by us of 4,319,000 shares of our Common Stock. We intend to use the net proceeds for general corporate purposes. We may also use a portion of the proceeds to acquire or invest in businesses, technologies, product lines or service offerings that are complementary to our business.

      At December 31, 1999, Network Solutions’ principal source of liquidity was its cash and cash equivalents of $196.6 million and its short-term investments of $112.5 million, which when combined represent an increase of $177.4 million from its December 31, 1998 balances in those accounts. Network Solutions also has $48.6 million of marketable securities held as long term investments as of December 31, 1999.

      At December 31, 1999, Network Solutions’ cumulative net obligation to SAIC for intercompany activity was $30.2 million. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of Network Solutions. Network Solutions currently reimburses SAIC for intercompany activity on a monthly basis.

      Cash provided by operations was $198.6 million for the year ended December 31, 1999. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition which occurs ratably over the registration term. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities, generally paid on a quarterly basis.

      Cash used in investing activities totaled $49.5 million for the year ended December 31, 1999. Capital expenditures of $52.8 million and net long-term investment purchases of $11.7 million were partially offset by the redemption of $9.5 million of short-term investments. Investments during the year include a $2.0 million investment in Critical Path, a strategic business partner, which subsequently consummated its initial public offering during the year. Critical Path provides outsourced e-mail services in support of Network Solutions’ value-added e-mail product offerings. Network Solutions’ November acquisition of ImageCafe included $3.9 million of cash consideration, net of cash acquired. Also during the year, a $9.7 million investment was made in RealNames Corporation, a strategic business partner. RealNames provides an Internet keyword service that Network Solutions promotes in its value-added product offerings.

      Capital expenditures for the year ended December 31, 1999 were $52.8 million, primarily for computer equipment and software to support Network Solutions’ registry and registrar efforts, as well as costs related to the opening of Network Solutions’ new call center. Network Solutions will continue to invest in the back office infrastructure in advance of continued growth in domain name registrations including investments in the shared registration system in accordance with the agreements between us, the Department of Commerce and ICANN.

      Network Solutions believes that its existing cash balance, investments and cash flows expected from future operations will be sufficient to meet Network Solutions’ capital requirements for at least the next 12 months.

Year 2000 Compliance

      Prior to entering the year 2000, or Y2K, we developed detailed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment to ensure that they were Y2K compliant. We also developed a testbed of our U.S. internal systems to implement and complete testing of the requisite minor changes and completed an inventory of our internal systems. Now that we have entered the year 2000, we have tested our key computer system and, to date, we have not encountered any material Y2K related disruptions or failures of our systems or services, nor have we been notified of any disruptions or failures in the systems of any of our third parties with whom we deal. There is an ongoing risk that Y2K related problems could still occur and we will continue to evaluate these risks. However, we believe that the Y2K issue will not pose any significant operational problems for us.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Network Solutions is exposed to the impact of interest rate and change in the market values of its investments.

      Interest Rate Risk. Network Solutions’ exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Network Solutions has not used derivative financial instruments in its investment portfolio. Network Solutions invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

      Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

      Investment Risk. Network Solutions has invested in the equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method which approximates fair value.

Item 8.  Financial Statements and Supplementary Data

      The financial statements required by this item are set forth in a separate section of this Annual Report on Form 10-K as indicated in the “Index to Financial Information” appearing on page F-1 and is incorporated herein by reference.

      The supplementary data required by this item are set forth under the “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 26 herein and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The following is a list of our executive officers and directors as of March 13, 2000, including all persons nominated or acting as directors, and a brief summary of their business experience and certain other information as set forth below:

Name	Age	Position

James P. Rutt (1)(4)	46	Chief Executive Officer and Director

Michael A. Daniels (2)(4)	54	Chairman of the Board and Director

Robert J. Korzeniewski	43	Chief Financial Officer

Bruce L. Chovnick	40	Senior Vice President and General Manager, Registry Business

Roger J. Cochetti	49	Senior Vice President, Chief Policy Officer

Jonathan W. Emery	48	Senior Vice President, General Counsel and Secretary

David H. Holtzman	43	Senior Vice President, Chief Technology Officer

Timothy R. Ranney	44	Senior Vice President and General Manager, Internet Technology Services Business

Douglas L. Wolford	38	Senior Vice President and General Manager, Registrar and Value-Added Services Business

Michael G. Voslow	40	Vice President, Finance and Treasurer

Richard A. Walsh	52	Vice President, Operations and acting Chief Information Officer

Alan E. Baratz (1),(2),(3)	45	Director

J. Robert Beyster (2)(4)	75	Director

Craig I. Fields (3)(4)	53	Director

Name	Age	Position

J. Dennis Heipt (2)	57	Director

William A. Roper, Jr. (3)	54	Director

Stratton D. Sclavos (2)	38	Director

Donald N. Telage (5)	55	Former Director

John E. Glancy (5)	53	Former Director

(1)	Nominee for Director, approved by the Board of Directors, pending shareholder approval.

(2)	Member of Compensation Committee.

(3)	Member of Audit Committee.

(4)	Member of Executive Committee.

(5)	Former Director, resigned December 21, 1999.

      James P. Rutt has served as Chief Executive Officer of Network Solutions since May 1999 and as a Director of Network Solutions since July 1999. From 1993 until May 1999, Mr. Rutt served in various senior management positions with The Thomson Corporation, one of the world’s leading information publishing companies, and, most recently, he served as Chief Technology Officer. Prior to that, Mr. Rutt was the co-founder of First Call, an investment information service that was one of the earliest ventures to provide on-line delivery of complex information products. Mr. Rutt received a B.S. from the Massachusetts Institute of Technology — Sloan School of Management.

      Michael A. Daniels has served as Chairman of the Board of Network Solutions since 1995. From November 1998 to May 1999, Mr. Daniels served as acting Chief Executive Officer of Network Solutions. Since 1986, Mr. Daniels has served in various positions with SAIC and has served as a Sector Vice President and Sector Manager for the Technology Applications Sector of SAIC since 1993. Prior thereto, Mr. Daniels served as a Group Senior Vice President of SAIC from 1991 to 1993. Mr. Daniels received a B.S. and an M.A. from Northwestern University and received a J.D. from the University of Missouri School of Law.

      Robert J. Korzeniewski has served as Chief Financial Officer of Network Solutions since March 1996. From November 1998 to May 1999, Mr. Korzeniewski served as acting Chief Operating Officer of Network Solutions. From 1987 until October 1997, Mr. Korzeniewski held a variety of senior financial positions with SAIC and served as a Corporate Vice President for Administration of SAIC from 1989 until 1997. Mr. Korzeniewski is a Certified Public Accountant and received a B.S. in Business Administration from Salem State College.

      Bruce L. Chovnick has served as Senior Vice President and General Manager, Registry Business of Network Solutions since August 1999 and Senior Vice President and General Manager, Internet Technology Services Business of Network Solutions from September 1997 to August 1999. From October 1993 until September 1997, Mr. Chovnick served in various executive leadership roles with General Electric Information Services, Inc., an electronic commerce company, and, most recently, he served as Vice President of its Global Internet Solutions business. Prior to that he was a Senior Manager of IBM Corporation, a computer systems, software, networking systems and storage devices manufacturer, from January 1984 to September 1993. Mr. Chovnick received a B.S. in Computer Science from the University of Florida.

      Roger J. Cochetti has served as Senior Vice President and Chief Policy Officer of Network Solutions since February 2000. From January 1994 until December 1999, Mr. Cochetti served in various prominent management and policy positions with IBM, a computer systems, software, networking systems and storage devices manufacturer. From 1982 to 1993, Cochetti served at the Communications Satellite Corporation (COMSAT) both as vice president of Mobile Business Development and as Director of Investor and Public Relations. He is the author of numerous articles and one book. Mr. Cochetti received a B.S. of Foreign Service from Georgetown University and he completed coursework for an M.A. in International Affairs from Johns Hopkins University.

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

      David H. Holtzman has served as Senior Vice President, Chief Technology Officer of Network Solutions since August 1999 and Senior Vice President, Engineering from February 1997 to August 1999. From September 1995 until January 1997, he served as Business Development Manager, Development Manager and Chief Scientist, Internet Information Technology (InfoMarket) group of IBM Corporation, a computer systems, software, networking systems and storage devices manufacturer. From May 1992 to August 1995, he served as a Senior Associate at Booz-Allen & Hamilton, a management consulting firm. Mr. Holtzman received a B.A. in Philosophy from the University of Pittsburgh and a B.S. in Computer Science from the University of Maryland.

      Timothy R. Ranney has served as Senior Vice President and General Manager of the Internet Technology Services Business of Network Solutions since September 1999. From February 1998 to September 1999, Mr. Ranney served as Director, then Vice President of the Southeast Region, Internet Technology Services of Network Solutions. Prior to joining Network Solutions, Mr. Ranney was Vice President, Sales for Distributed Systems Management, a consulting and software development firm, from September 1997 to January 1998 and President of Unix Integration Services, a consulting and software development firm, from March 1990 to August 1997. Mr. Ranney received a B.S. in Business Administration from Bemidji State University in Minnesota.

      Douglas L. Wolford has served as Senior Vice President and General Manager, Registrar and Value-Added Services Business since August 1999 and Senior Vice President, Marketing and Sales of Network Solutions from December 1997 until August 1999. From December 1994 to November 1997, Mr. Wolford was employed by General Electric Information Services, Inc., an electronic commerce company, during which tenure he progressed to the position of General Manager — Marketing (Americas). From March 1989 to December 1994 he was employed by the National Academy of Engineering, most recently as Director, Development and Public Affairs. Mr. Wolford received a B.S. in Mechanical Engineering from North Carolina State University, a Certificat de Langue Francaise from Sorbonne University and an M.B.A. in Marketing from the University of Maryland.

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

      Richard A. Walsh has served as acting Chief Information Officer since August 1999, Vice President, Operations of Network Solutions since March 1999 and Director, Operations Support from July 1997 to March 1999. From September 1995 to July 1997, Mr. Walsh was self employed and provided operation support consulting services to various large scale information technology operations. Prior to that Mr. Walsh held several executive management positions at Sprint International, a provider of global telecommunications services, from August 1991 to September 1995.

Mr. Walsh received a B.A. from the University of Maryland and an M.B.A. from the University of Southern California.

      Alan E. Baratz has served as a director of Network Solutions since September 1999. Since September 1999, Dr. Baratz has served as a Managing Director of E.M. Warburg, Pincus & Co., LLC, a private equity investment firm. Prior to joining Warburg, Pincus & Co., from 1996 to August 1999 Dr. Baratz served in various senior management positions with Sun Microsystems, a provider of products, services and support solutions for building and maintaining network computing environments, most recently as President of Sun Microsystems’ Software Products and Platforms division. Prior to joining Sun Microsystems, Dr. Baratz served as President and Chief Executive Officer of Delphi Internet, the online business unit of Rupert Murdoch’s News Corp from June 1994 to 1995.

      J.  Robert Beyster has served as a director of Network Solutions since 1996. Since 1998, Dr. Beyster has been the Chief Executive Officer, President and Chairman of the Board of SAIC, a company he founded in 1969. From 1988 to 1998, Dr. Beyster was Chief Executive Officer and Chairman of the Board of SAIC. Dr. Beyster is also the Chairman of the Board of SAIC Venture Capital Corporation. Dr. Beyster is a Fellow of the American Nuclear Society and a Fellow of the American Physical Society. Dr. Beyster is also the founder, President and a member of the Board of Trustees of the Foundation for Enterprise Development, a nonprofit organization that promotes employee ownership.

      Craig I. Fields has served as a director of Network Solutions since 1997. Dr. Fields has served as Chairman of the Defense Science Board since 1994. Dr. Fields has served as a consultant to several companies, including as a consultant to SAIC since 1994. Prior thereto, Dr. Fields served as Vice Chairman of Alliance Gaming Corporation, a diversified entertainment company, from 1994 to 1997. From 1990 until 1994, Dr. Fields served as Chairman and Chief Executive Officer of the Microelectronics and Computer-Technology Corporation, a privately held research and development consortium. Dr. Fields serves as a director of ENSCO International Incorporated and Firearms Training Systems, Inc.

      J. Dennis Heipt has served as a director of Network Solutions since February 1998. Mr. Heipt has served as Executive Vice President of SAIC since October 1999 and as Corporate Secretary since 1984. Mr. Heipt has held various positions with SAIC since 1979, including Senior Vice President for Administration from 1984 to October 1999. Mr. Heipt is also a director of SAIC Venture Capital Corporation.

      William A. Roper, Jr. has served as a director of Network Solutions since 1996. Mr. Roper has served as Executive Vice President of SAIC since October 1999 and as Chief Financial Officer since 1990. Mr. Roper served as Senior Vice President of SAIC from 1990 to October 1999. Mr. Roper also serves as a director of SAIC Venture Capital Corporation, ODS Networks, Inc. and Daleen Technologies, Inc.

      Stratton D. Sclavos has served as a director of Network Solutions since 1997. Mr. Sclavos has served as President, Chief Executive Officer and director of VeriSign, Inc., a leading provider of trust services and digital certificate solutions, since 1995. From 1993 until 1995, Mr. Sclavos served as Vice President of Worldwide Marketing and Sales for Taligent, Inc., a joint venture of Apple Computer, Inc., IBM Corporation and The Hewlett-Packard Company, Inc. From 1992 until 1993, Mr. Sclavos served as Vice President of Worldwide Sales and Business Development for GO Corporation, a mobile computing company. From 1988 until 1993, Mr. Sclavos served in various executive positions with MIPS Computers Systems. Mr. Sclavos also serves as a director of Keynote Systems and Marimba Inc.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent of our Common Stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of these persons is in compliance with all applicable filing requirements.

Item 11.  Executive Compensation

Summary Compensation Table

      The following table sets forth information regarding the annual and long-term compensation for services in all capacities to Network Solutions for the fiscal years ended December 31, 1999, 1998 and 1997, awarded, paid to or earned by those persons who were, at December 31, 1999 (i) the chief executive officer, or acting chief executive officer during the year ended December 31, 1999, (ii) the other four most highly compensated executive officers of Network Solutions, and (iii) an individual for whom disclosure in (ii) would have been provided, but for the fact that the individual was not serving as an executive officer at the fiscal year ended December 31, 1999 (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
					Compensation
		Annual
		Compensation			Restricted	Securities
					Stock	Underlying	All Other
		Salary	Bonus		Awards	Options	Compensation
Name and Principal Position	Year	($)(1)(2)	($)		($)(3)	(#)(4)	($)(5)

James P. Rutt (6)	1999	208,654	350,000		448,000	1,500,000	—
Chief Executive Officer

Michael A. Daniels (6)	1999	—	—		—	34,000	—
Former Acting Chief Executive Officer,	1998	—	—		—	20,000	—
Chairman of the Board

Robert J. Korzeniewski	1999	198,599	93,000		—	50,000	13,728
Chief Financial Officer	1998	165,462	90,000		—	72,000	14,880
	1997	148,077	60,000		—	—	12,945

Jonathan W. Emery (7)	1999	186,129	80,850		—	30,000	11,528
Senior Vice President, General Counsel	1998	181,731	40,000		—	12,000	148,847 (8)
and Secretary	1997	—	—		—	120,000	—

Douglas L. Wolford (9)	1999	168,654	90,000		—	120,000	13,711
Senior Vice President and General	1998	155,770	75,000		—	32,000	—
Manager, Registrar and Value-Added	1997	2,885	—		—	240,000	—
Services Business

Bruce L. Chovnick (10)	1999	182,741	56,350		—	34,000	15,140
Senior Vice President,	1998	181,730	65,000		—	20,000	—
General Manager, Registry Business	1997	39,038	72,000		—	400,000	—

Donald N. Telage (11)	1999	191,962	77,200		—	34,000	13,994
Former Senior Vice President,	1998	188,999	85,000	(12)	—	48,000	15,293
Internet Relations and	1997	173,462	67,500	(2)	—	—	14,867
Special Programs

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive

Officers which are available generally to all salaried employees of Network Solutions, and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus disclosed in this table.

(2)	Includes, where applicable, amounts electively deferred by each above-Named Executive Officer under the Network Solutions 401(k) Retirement Plan SAIC’s Cash or Deferred Arrangement, SAIC’s Key Executive Stock Deferral Plan and the Network Solutions’ Employee Stock Purchase Plan.

(3)	Mr. Rutt, pursuant to his offer letter with Network Solutions, was granted 14,000 stock units at $32.00 a share under the Network Solutions 1996 Stock Incentive Plan, as amended, to vest at the rate of 30%, 30%, 20% and 20% of the shares on each of the first, second, third and fourth year anniversaries of the date of grant, respectively, unless Mr. Rutt is terminated for any reason other than cause or non-performance of if Mr. Rutt terminates his employment for good reason, then 10,000 stock units will vest in full.

(4)	Represents options granted to acquire shares of Network Solutions’ Common Stock in each given year. All options reflect the two-for-one split on March 10, 2000.

(5)	Amounts listed in this column reflect amounts, where applicable, contributed by Network Solutions for the Named Executive Officers under SAIC’s Cash or Deferred Arrangement (exclusive of amounts deferred at the election of the Named Executive Officer), Network Solutions 401(k) Retirement Plan (exclusive of amounts deferred at the election of the Named Executive Officer), Relocation Expense Reimbursement, SAIC’s Profit Sharing Plan and SAIC’s Employee Stock Retirement Plan.

(6)	James P. Rutt was elected Chief Executive Officer in May 1999. Mr. Rutt’s annual salary for 1999 would have been $350,000. Prior to that from November 1998 to May 1999, Michael A. Daniels assumed the position of Acting Chief Executive Officer. Mr. Daniels is an employee of SAIC and received no compensation from Network Solutions in 1998 or 1999.

(7)	Jonathan W. Emery joined Network Solutions in late December 1997. Mr. Emery did not accrue or receive any compensation from Network Solutions in 1997.

(8)	Represents amounts paid to Mr. Emery as compensation for relocation expenses, including a partial gross-up for tax purposes.

(9)	Douglas L. Wolford joined Network Solutions in December 1997. Mr. Wolford’s annual salary for 1997 would have been $150,000.

(10)	Bruce L. Chovnick joined Network Solutions in October 1997. Mr. Chovnick’s annual salary for 1997 would have been $175,000.

(11)	Donald N. Telage resigned as Senior Vice President of Internet Relations and Special Programs of Network Solutions in December 1999. Mr. Telage remains an employee of Network Solutions.

(12)	Represents accounts paid to Mr. Telage as deferred bonus compensation payable pursuant to the terms of SAIC’s Key Executive Stock Deferral Plan.

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 to the Named Executive Officers.

Option Grants In Last Fiscal Year

	Individual Grants
					Potential Realizable
		Percent of			Value at Assumed
	Number of	Total			Annual Rates of
	Securities	Options			Stock Price
	Underlying	Granted to	Exercise		Appreciation for
	Options	Employees in	or Base		Option Term(4)
	Granted	Fiscal Year	Price	Expiration
Name	(#)(1)	(%)(2)	($/Share)(3)	Date	5%($)	10%($)

James P. Rutt (5)	750,000	16.27	32.000	05/20/2004	6,630,758	14,652,240
	750,000	16.27	28.094	06/06/2004	5,821,391	12,863,751

Michael A. Daniels (6)	34,000	0.74	46.000	04/20/2004	432,104	954,837

Robert J. Korzeniewski	50,000	1.08	46.000	04/20/2004	635,447	1,404,173

Jonathan W. Emery	30,000	0.65	46.000	04/20/2004	190,634	421,251

Douglas L. Wolford	40,000	0.87	46.000	04/20/2004	508,358	1,123,338
	80,000	1.74	29.688	08/16/2004	656,169	1,449,961

Bruce L. Chovnick	34,000	0.74	46.000	04/20/2004	432,104	954,837

Donald N. Telage	34,000	0.74	46.000	04/20/2004	432,104	954,837

(1)	Options have a maximum term of five years measured from the date of grant, subject to earlier termination in certain events related to termination of employment. Except for Mr. Daniels’ options, these options vest at the rate of 30%, 30%, 20% and 20% of the shares subject to the option on each of the first, second, third and fourth year anniversaries of the date of grant, respectively.

(2)	Based on options to purchase an aggregate of 4,610,300 shares of Common Stock granted to employees, including the Named Executive Officers, during fiscal year 1999.

(3)	The exercise price is equal to the fair market value of the Common Stock on the date of grant as determined by the last transaction price quoted by the Nasdaq system on the date of grant.

(4)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee’s continued employment through applicable vesting periods and the date on which the options are exercised.

(5)	Upon termination of employment by Network Solutions for any reason other than cause or non-performance, or by Mr. Rutt for good reason (as such terms are defined in the relevant option agreements), Mr. Rutt receives an additional 12 months of service credited towards vesting. The additional 12 months is increased to a total of 24 additional months if the termination occurs immediately before or within 18 months after a change in control of Network Solutions (as defined in the option agreements).

(6)	Mr. Daniels’ options were fully vested upon grant.

      The following table shows the number of securities underlying unexercised options held by each of the Named Executive Officers on December 31, 1999 and the value of unexercised in-the-money options held by each of the Named Executive Officers on December 31, 1999. The last reported sales price of Network Solutions’ Common Stock at fiscal year end was $108.781.

Aggregate Option Exercises In Last Fiscal Year and

Fiscal Year-End Option Value Table

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		in-the-Money
	Acquired	Value	Options at FY-End(#)		Options at FY-End($)(1)
	Upon	Realized
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James P. Rutt	—	—	—	1,500,000	—	118,101,750

Michael A. Daniels	65,040	3,277,626	67,200	106,240	5,629,917	11,069,607

Robert J. Korzeniewski	168,520	8,380,492	52,240	192,640	5,499,906	17,740,628

Jonathan W. Emery	39,600	1,721,451	36,000	86,400	3,782,250	7,741,510

Douglas L. Wolford	81,000	5,903,631	4,600	238,400	446,345	21,098,310

Bruce L. Chovnick	68,000	4,827,488	66,000	208,000	6,899,079	20,338,052

Donald N. Telage	275,140	15,663,959	0	190,600	—	18,344,454

(1)	Value is calculated by (i) subtracting the exercise price per share from the last reported sales price at fiscal year end of $108.781 per share; and (ii) multiplying by the number of shares subject to the option.

Employment Contracts and Termination Of Employment and Change-In-Control Arrangements

      We entered into a separation agreement with Mr. Rutt as of May 19, 1999. Under that agreement, if we terminate his employment prior to his reaching age 65 for any reason other than cause, non-performance of his duties, disability or death, of if he terminates his employment for a good reason specified in the separation agreement, we are obligated to pay him a cash severance benefit. The cash severance is equal to 50% of his annual salary and bonus if his gain on his stock options is less than $3 million and 75% of his salary and bonus if the gain on his stock options is at least $3 million but less than $6 million. Any cash severance under this agreement would be payable in 39 biweekly installments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of Network Solutions’ Common Stock as of March 13, 2000, except as otherwise indicated, by: (i) each person who is known by us to beneficially own more than five percent of our Common Stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group.

	Shares
	Beneficially
Name of Beneficial Owner(1)	Owned	Percent(2)

Principal Stockholders:

SAIC Venture Capital Corporation (3)	16,300,000	22.5
3573 Howard Hughes Parkway Suite 200 Las Vegas, Nevada 89109

Janus Capital Corporation (4)	8,782,900	12.1
100 Fillmore Street Denver, Colorado 80206-4923

	Shares
	Beneficially
Name of Beneficial Owner(1)	Owned	Percent(2)

MFS Investment Management (5)	5,200,000	7.2
500 Boylston Street Boston, MA 02116

Directors and Named Executive Officers:

Alan E. Baratz (6)	61,500	*

J. Robert Beyster	7,200	*

Bruce L. Chovnick (7)	77,012	*

Michael A. Daniels (8)	115,360	*

Jonathan W. Emery (9)	33,169	*

Craig I. Fields (10)	30,000	*

J. Dennis Heipt (10)	30,000	*

Robert J. Korzeniewski (11)	99,631	*

William A. Roper, Jr.	4,000	*

James P. Rutt (12)	4,200	*

Stratton D. Sclavos (13)	60,400	*

Donald Telage (14)	62,474	*

Douglas L. Wolford (15)	16,803	*

All current executive officers and directors as a group

(17 persons) (16)	703,747	*

*	Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Applicable percentage ownership is based on 72,367,694 shares of Common Stock outstanding as of March 13, 2000. Shares of Common Stock subject to options or other conversion that are exercisable or convertible within 60 days of March 13, 2000 are deemed to be beneficially owned by the person holding such options or conversion rights for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing any other person’s percentage ownership.

(3)	Based on a Schedule 13D filed with the SEC on March 16, 2000 and includes shared voting power and shared dispositive power for 16,300,000 shares. According to the Schedule 13D, these shares are subject to a voting agreement dated March 6, 2000 between VeriSign and SAIC pursuant to which SAIC has granted VeriSign an irrevocable proxy to vote the shares in favor of the proposed merger between us and VeriSign. VeriSign disclaims beneficial ownership of these shares. SAIC Venture Capital Corporation is a wholly-owned subsidiary of SAIC.

(4)	Based on Schedule 13G filed with the SEC dated March 10, 2000 and includes sole voting power and sole dispositive power for 8,782,900 shares.

(5)	Based on our internal information and belief; such beneficial owner did not file a report on Schedule 13G with the SEC as of the date hereof.

(6)	Includes 61,500 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000.

(7)	Includes 76,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000, 706 shares purchased under Network Solutions’ Employee Stock

Purchase Plan (through December 31, 1999), 72 shares purchased and contributed by Network Solutions under the Network Solutions 401(k) Retirement Plan (through December 31, 1999), 29 shares purchased and contributed pursuant to the profit sharing component of Networks Solutions’ 401(k) Retirement Plan (through December 31, 1999) and 5 shares contributed pursuant to Network Solutions’ match under SAIC’s 401(k) Retirement Plan (through July 1999).

(8)	Includes 67,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000.

(9)	Includes 29,600 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000, 3,540 shares purchased under Network Solutions’ Employee Stock Purchase Plan (through December 31, 1999) and 29 shares purchased and contributed pursuant to the profit sharing component of Network Solutions’ 401(k) Retirement Plan (through December 31, 1999).

(10)	Includes 30,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000.

(11)	Includes 47,240 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000, 3,322 shares purchased under Network Solutions’ Employee Stock Purchase Plan (through December 31, 1999), 22 shares purchased and contributed by Network Solutions under the Network Solutions 401(k) Retirement Plan (through December 31, 1999), 29 shares purchased and contributed pursuant to the profit sharing component of Network Solutions’ 401(k) Retirement Plan (through December 31, 1999) and 10 shares contributed pursuant to Network Solutions’ match under SAIC’s 401(k) Retirement Plan (through July 1999).

(12)	Includes 4,200 stock units, representing the right to receive 4,200 shares of Network Solutions’ Common Stock, granted to Mr. Rutt pursuant to his offer letter.

(13)	Includes 58,400 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000.

(14)	Includes 10,200 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000, 3,736 shares purchased under Network Solutions’ Employee Stock Purchase Plan (through December 31, 1999), 29 shares purchased and contributed pursuant to the profit sharing component of Network Solutions’ 401(k) Retirement Plan (through December 31, 1999), 9 shares contributed pursuant to Network Solutions’ match under SAIC’s 401(k) Retirement Plan (through July 1999) and 4 shares purchased and contributed by Network Solutions pursuant to Network Solutions’ 401(k) Retirement Plan (through December 31, 1999). Includes 2,000 shares indirectly beneficially owned by Mr. Telage through his spouse.

(15)	Includes 16,600 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000, 132 shares purchased under Network Solutions’ Employee Stock Purchase Plan (through December 31, 1999), 32 shares purchased and contributed by Network Solutions under the Network Solutions 401(k) Retirement Plan (through December 31, 1999), 29 shares purchased and contributed pursuant to the profit sharing component of Network Solutions’ 401(k) Retirement Plan (through December 31, 1999) and 10 shares contributed pursuant to Network Solutions’ match under SAIC’s 401(k) Retirement Plan (through July 1999).

(16)	Includes an aggregate of 558,480 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 13, 2000, 11,720 shares purchased under the Employee Stock Purchase Plan (through December 31, 1999), 846 shares purchased and contributed by Network Solutions under the Network Solutions 401(k) Retirement Plan (through

December 31, 1999), 232 shares purchased and contributed pursuant to the profit sharing component of Network Solutions’ 401(k) Retirement Plan (through December 31, 1999) and 47 shares contributed pursuant to Network Solutions’ match under SAIC’s 401(k) Retirement Plan (through July 1999).

Item 13.  Certain Relationships and Related Transactions

      On February 8, 2000, Network Solutions completed a secondary offering in which a total of 17,779,000 shares of Common Stock were sold. Prior to the secondary offering, SAIC, through its wholly-owned subsidiary SAIC Venture Capital Corporation, held approximately 44% of Network Solutions’ outstanding Common Stock. Of the shares sold, Network Solutions sold 4,319,000 shares, SAIC Venture Capital Corporation sold 13,400,000 shares and other selling stockholders sold 60,000 shares. Total net proceeds to Network Solutions, including the underwriters’ exercise of their over-allotment option, was approximately $511 million. As of March 13, 2000, SAIC owns approximately 23% of Network Solutions’ outstanding Common Stock. In addition, Messrs. Emery, Fields and Korzeniewski were all selling shareholders in the offering, each respectively selling 15,400, 24,600 and 20,000 shares of Common Stock. Please see “Item 11 — Executive Compensation — Aggregate Option Exercises Last Fiscal Year and Fiscal Year-End Option Value Table” on page 42 herein.

Agreements With SAIC

      Network Solutions has entered into a Corporate Services Agreement and a Tax Sharing Agreement with SAIC. Pursuant to the Corporate Services Agreement, SAIC provides certain services to Network Solutions and Network Solutions shares certain of SAIC’s systems. The services SAIC provides include various routine and ordinary corporate services, including business insurance, accounting systems, employee benefits, payroll, tax and legal services, as well as assistance in government relations and corporate quality assurance services. The SAIC systems that Network Solutions shares include the management information system and the human resource system. The total fees paid by Network Solutions to SAIC under these agreements for 1999 was $4,505,000.

      In addition, Network Solutions is a party to a non-competition agreement and a registration rights agreement with SAIC.

Other Transactions With SAIC

      During 1999, Network Solutions provided engineering consulting services to third parties under subcontracts from SAIC. Network Solutions received $234,000 for these services. In addition, in 1999, SAIC provided engineering and other services to third parties during 1999 under subcontracts from Network Solutions for which SAIC received $447,000.

      Network Solutions currently has offices located in Herndon, Virginia and Charlotte, North Carolina under space usage arrangements with SAIC. During 1999, Network Solutions made payments of $2,066,000 to SAIC under such space usage arrangements.

      In addition to the fees for services provided by SAIC, Network Solutions reimbursed SAIC for the actual and direct costs related to processing and funding of payroll, payroll taxes and employee benefits on a monthly basis.

Due To SAIC Liability

      The due to SAIC balance represents the cumulative net activity of all transactions between Network Solutions and SAIC and is primarily composed of direct reimbursement of salaries, payroll taxes and employee benefits upon processing by SAIC. The cumulative result of the transactions with SAIC as of December 31, 1999 was a liability due SAIC of $30,177,000.

Compensation Committee Interlocks and Insider Participation

      Network Solutions established a Compensation Committee in fiscal year 1997, the current members of which are J. Robert Beyster (Chairman), Alan E. Baratz, Michael A. Daniels, J. Dennis Heipt and Stratton D. Sclavos. There are no Compensation Committee Interlocks as that term is defined under Item 402(j) of Regulation S-K, as promulgated under the Exchange Act, among the committee members.

Proposed Acquisition of Network Solutions by VeriSign Inc.

      On March 7, 2000, VeriSign Inc., the leading provider of Internet trust services, and Network Solutions announced the signing of a definitive agreement for VeriSign to acquire Network Solutions in an all-stock purchase transaction. Stratton D. Sclavos is a member of our Board of Directors and the Chief Executive Officer of VeriSign, Inc. Under the agreement, VeriSign will issue 1.075 shares of VeriSign common stock for each share of Network Solutions Common Stock. The transaction has been approved by both companies’ Boards of Directors and is subject to approval by VeriSign and Network Solutions shareholders. After the merger, VeriSign shareholders will own approximately 60% of the combined company and have six members on the new Board of Directors while Network Solutions shareholders will own approximately 40% of the combined company and will have three Board members to be mutually agreed upon by VeriSign’s Board of Directors and Network Solutions’ Board of Directors. The transaction is expected to close in the third quarter of 2000, subject to customary conditions, such as shareholder approval, and obtaining necessary regulatory approvals.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K

      (a)  Documents filed as part of this report

1. Financial Statements.

      The list of financial statements set forth under the caption “Index to Financial Information” on page F-1 is incorporated herein by reference.

2. Financial Statement Schedules.

      The list of financial statement schedules set forth under the caption “Index to Financial Information” on page F-1 is incorporated herein by reference. All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

3. Exhibits

Exhibit
Number	Description of Document

2.1************	Agreement and Plan of Merger among VeriSign, Inc., Nickel Acquisition Corporation and Network Solutions, Inc., dated March 6, 2000.
3(i)*	Second Amended and Restated Certificate of Incorporation.
3(ii)***	Second Amended and Restated Bylaws of Network Solutions, Inc., as amended May 1, 1998.
3(iii)**********	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 17, 1999.
4.1*	Form of Common Stock Certificate.
4.2*	Reference is made to Exhibits 3(i) and 3(ii).
9.1*************	Voting Agreement dated as of March 6, 2000 between VeriSign and SAIC Venture Capital Corporation, together with Irrevocable Proxy.
10.1*	Cooperative Agreement between the National Science Foundation and Network Solutions, Inc., as amended by Amendments Nos. 1, 2, 3 and 5.
10.2*	Amendment No. 4 to the Cooperative Agreement dated September 13, 1995.
10.3*	Master Services Agreement for System Management Services dated January 21, 1997 by and between NationsBanc Services, Inc. and Network Solutions, Inc.
10.4*†	1996 Stock Incentive Plan and forms of agreements thereunder.
10.5*	Corporate Services Agreement between Network Solutions, Inc. and Science Applications International Corporation.
10.6*	Tax Sharing Agreement between Network Solutions, Inc. and Science Applications International Corporation.
10.7*	Registration Rights Agreement between Network Solutions, Inc. and Science Applications International Corporation.
10.8*	Noncompetition and Corporate Opportunities Agreement between Network Solutions, Inc. and Science Applications International Corporation.
10.9*	Offer Letter Between James Rutt and Network Solutions, Inc.
10.10*	Separation Agreement between James Rutt and Network Solutions, Inc. dated May 19, 1999.
10.11*	Non-Statutory Stock Option Agreement Between James Rutt and Network Solutions, Inc. dated June 7, 1999.

Exhibit
Number	Description of Document

10.12*	Non-Statutory Stock Option Agreement Between James Rutt and Network Solutions, Inc. dated May 21, 1999.
10.13*	Science Applications International Corporation Employee Stock Ownership Plan and amendments thereto.
10.14*	Science Applications International Corporation 1995 Stock Option Plan.
10.15*	Letter dated September 13, 1995 regarding Amendment No. 4 to the Cooperative Agreement.
10.16*	Asset Transfer Agreement between Network Solutions, Inc. and Science Applications International Corporation.
10.17*	Amendment No. 6 to the Cooperative Agreement dated June 23, 1997.
10.18***†	1997 Employee Stock Purchase Plan.
10.19**	Amendment No. 7 to the Cooperative Agreement dated December 3, 1997.
10.20**	Amendment No. 8 to the Cooperative Agreement dated February 20, 1998.
10.21**	Amendment No. 9 to the Cooperative Agreement dated March 12, 1998.
10.22*******	Form of Indemnification Agreement entered into by the Company and each of its directors and officers at the Vice President level or above.
10.23**	Deed of Lease By and Between Sugarland Business Park Limited Partnership and Network Solutions, Inc. dated May 30, 1997 (“Lease Agreement”).
10.24**	Amendment No. 1 to Lease Agreement dated January 31, 1998.
10.25*********	Lease Agreement By and Between Corporate Oaks LP and Network Solutions dated March 11, 1999.
10.26*********	Amendment No. 10 to the Cooperative Agreement dated September 29, 1998.
10.27*********	Amendment No. 11 to the Cooperative Agreement dated October 6, 1998.
10.28*********	Amendment No. 12 to the Cooperative Agreement dated March 12, 1999.
10.29*********	Amendment No. 13 to the Cooperative Agreement dated May 6, 1999.
10.30**********	Amendment No. 14 to the Cooperative Agreement dated July 13, 1999.
10.31**********	Amendment No. 15 to the Cooperative Agreement dated July 16, 1999.
10.32***********	Amendment No. 16 to the Cooperative Agreement dated August 18, 1999.
10.33***********	Amendment No. 17 to the Cooperative Agreement dated October 11, 1999.
10.34***********	Amendment No. 18 to the Cooperative Agreement dated October 11, 1999.
10.35************	Amendment No. 19 to the Cooperative Agreement dated November 10, 1999.
10.36************	Registry agreement between Network Solutions and ICANN outlining the provisions and policies for operation of the Network Solutions Registry.
10.37************	Revised registrar accreditation agreement between ICANN and all registrars, including Network Solutions, registering names in the .com, .net and .org domains.
10.38************	Revised post-testbed registrar license and agreement between Network Solutions’ Registry and all registrars registering names in the .com, .net and .org domains.
10.39************	Amendment 1 to the Memorandum of Understanding between DoC and ICANN.
10.40************	Transition Agreement between ICANN and Network Solutions.
10.41********	Guidelines for Accreditation of Internet Domain Name Registrars and the Selection of Registrars to the Shares Registry System Testbed for .com, .net and .org Domains dated February 8, 1999.
10.42*************	Registration Rights Agreement dated as of March 6, 2000 Between VeriSign and SAIC Venture Capital Corporation.
23.1	Consent of PricewaterhouseCoopers LLP.
27.1	Financial Data Schedule (in electronic format only).

Exhibit
Number	Description of Document

27.2	Restated Financial Data Schedule (in electronic format only).
27.3	Restated Financial Data Schedule (in electronic format only).
27.4	Restated Financial Data Schedule (in electronic format only).

1*	Incorporated by reference from Network Solutions, Inc.’s Registration Statement on Form S-1 (Registration No. 333-30705).
2**	Incorporated by reference from Network Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.
3***	Incorporated by reference from Network Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
4****	Incorporated by reference from Network Solutions, Inc.’s Registration Statement on Form S-8 (Registration No. 333-43821).
5*****	Incorporated by reference from Network Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
6******	Incorporated by reference from Network Solutions, Inc.’s Report on Form 8-K dated October 9, 1998.
7*******	Incorporated by reference from Network Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
8********	Incorporated by reference from Network Solutions, Inc.’s Report on Form 8-K dated February 9, 1999.
9*********	Incorporated by reference from Network Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
10**********	Incorporated by reference from Network Solution, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
11***********	Incorporated by reference from Network Solution, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
12************	Incorporated by reference from Network Solutions, Inc.’s Report on Form 8-K dated November 30, 1999.
13*************	Incorporated by reference from Network Solutions, Inc.’s Report on Form 8-K dated March 8, 2000.
†	Executive Compensation Plans and Arrangements.

      We own or have rights to various copyrights, trademarks and trade names used in our business. These include Network Solutions, Inc.®, dot com mail™, dot com toolkit™, dot com biz card™, dot com directory™, dot com promotions™, dot com people™, dot com essentials™, ImageCafe™ and idNames™. This Annual Report also includes trademarks, service marks and trade names of other companies.

      (b)  Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended December 31, 1999:

      On October 6, 1999, we filed a report on Form 8-K, pursuant to Item 5 on such form, to report that on September 28, 1999, the U.S. Department of Commerce, Network Solutions, Inc. and the Internet Corporation for Assigned Names and Numbers announced a series of wide-ranging agreements to shape the future of the Internet’s domain name system.

      On November 30, 1999, we filed a report on Form 8-K, pursuant to Item 5 on such form, to report that the U.S. Department of Commerce, Network Solutions, Inc. and the Internet Corporation for Assigned Names and Numbers executed a series of wide-ranging agreements to shape the future of the Internet’s domain name system.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK SOLUTIONS, INC.

By:	/s/ JAMES P. RUTT

James P. Rutt
Chief Executive Officer

Dated: March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ JAMES P. RUTT James P. Rutt	Chief Executive Officer and Director	March 30, 2000
/s/ MICHAEL A. DANIELS Michael A. Daniels	Chairman of the Board	March 30, 2000
/s/ ROBERT J. KORZENIEWSKI Robert J. Korzeniewski	Chief Financial Officer (Principal Financial Officer)	March 30, 2000
/s/ MICHAEL G. VOSLOW Michael G. Voslow	Vice President, Finance and Treasurer (Principal Accounting Officer)	March 30, 2000
/s/ ALAN E. BARATZ Alan E. Baratz	Director	March 30, 2000
/s/ J. ROBERT BEYSTER J. Robert Beyster	Director	March 30, 2000
/s/ CRAIG I. FIELDS Craig I. Fields	Director	March 30, 2000
/s/ J. DENNIS HEIPT J. Dennis Heipt	Director	March 30, 2000
/s/ WILLIAM A. ROPER, JR. William A. Roper, Jr.	Director	March 30, 2000
/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	Director	March 30, 2000

Index to Financial Information

Page
Reference

Report of Independent Accountants	F- 2

1. Financial Statements:

Statements of Financial Position as of December 31, 1998 and 1999	F- 3

Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999	F- 4

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 1997, 1998 and 1999	F- 5

Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999	F- 6

Notes to Financial Statements	F- 7

2. Financial Statement Schedule:

Valuation and Qualifying Accounts and Reserves	F-23

Report of Independent Accountants

To the Board of Directors and Stockholders of Network Solutions, Inc.

      In our opinion, the financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Network Solutions, Inc., at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

McLean, VA

February 2, 2000
except for Note 13 for which the date is March 15, 2000

Network Solutions, Inc.

Statements of Financial Position

	December 31,	December 31,
	1998	1999

ASSETS

Current assets:

Cash and cash equivalents	$12,862,000	$196,589,000

Short-term investments	118,808,000	116,342,000

Accounts receivable, net	22,628,000	31,916,000

Income taxes receivable	—	16,193,000

Prepaids and other assets	4,001,000	8,809,000

Deferred tax asset	40,508,000	100,997,000

Total current assets	198,807,000	470,846,000

Furniture and equipment, net	16,005,000	57,406,000

Long-term investments	13,590,000	62,475,000

Deferred tax asset	14,831,000	28,197,000

Goodwill and other, net	634,000	6,379,000

Total Assets	$243,867,000	$625,303,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$28,287,000	$52,957,000

Due to SAIC	4,766,000	30,177,000

Income taxes payable	5,409,000	1,045,000

Current portion of capital lease obligations	834,000	247,000

Deferred revenue, net	93,720,000	255,307,000

Total current liabilities	133,016,000	339,733,000

Capital lease obligations	247,000	—

Long-term deferred revenue, net	35,474,000	106,332,000

Other long-term liabilities	—	639,000

Total liabilities	168,737,000	446,704,000

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding in 1998 and 1999	—	—

Common stock, $.001 par value; authorized 210,000,000 shares; 67,791,734 issued and outstanding in 1999	—	68,000

Class A common stock, $.001 par value; 9,140,000 shares issued and outstanding in 1998	9,000	—

Class B common stock, $.001 par value; 23,850,000 shares issued and outstanding in 1998	24,000	—

Additional paid-in capital	72,331,000	117,289,000

Retained earnings	2,407,000	29,259,000

Accumulated other comprehensive income	359,000	31,983,000

Total stockholders’ equity	75,130,000	178,599,000

Total Liabilities and Stockholders’ Equity	$243,867,000	$625,303,000

The accompanying notes are an integral part of these financial statements

Network Solutions, Inc.

Statements of Operations

	Year ended December 31,

	1997	1998	1999

Net revenue	$45,326,000	$93,652,000	$220,811,000

Cost of revenue	25,798,000	38,530,000	81,606,000

Gross profit	19,528,000	55,122,000	139,205,000

Research and development expenses	1,653,000	4,821,000	10,989,000

Selling, general and administrative expenses	12,268,000	37,144,000	92,517,000

Interest income	(2,211,000)	(6,303,000)	(9,928,000)

Other expenses	116,000	116,000	52,000

Income before income taxes	7,702,000	19,344,000	45,575,000

Provision for income taxes	3,471,000	8,109,000	18,689,000

Net income	$4,231,000	$11,235,000	$26,886,000

Earnings per common share:

Basic	$0.08	$0.18	$0.40

Diluted	$0.08	$0.17	$0.38

The accompanying notes are an integral part of these financial statements

Network Solutions, Inc.

Statements of Changes in Stockholders’ Equity

			Class A			Class B
	Common Stock		Common Stock			Common Stock			Additional	Retained
									Paid-in	Earnings
	Shares	Amount	Shares	Amount		Shares	Amount		Capital	(Deficit)

Balance, December 31, 1996	—	$—	—		$—	12,500,000		$12,000	$4,468,000	$(3,043,000)

Declaration of Class B dividend	—	—	—		—	—		—	—	(10,000,000)

Conversion of Class B common stock	—	—	575,000		—	(575,000)		—	—	—

Issuance of Class A common stock	—	—	3,220,000		4,000	—		—	51,983,000	—

Net income for the year ended December 31, 1997	—	—	—		—	—		—	—	4,231,000

Balance, December 31, 1997	—	—	3,795,000		4,000	11,925,000		12,000	56,451,000	(8,812,000)

Issuance of Common Stock pursuant to stock plans	—	—	775,000		1,000	—		—	10,273,000	—

Tax benefit associated with stock plans	—	—	—		—	—		—	5,607,000	—

Two-for-one common stock split effected in the form of a 100% stock dividend	—	—	4,570,000		4,000	11,925,000		12,000	—	(16,000)

Comprehensive income:

Net income for the year ended December 31, 1998.	—	—	—		—	—		—	—	11,235,000

Other comprehensive income, net of tax:

Unrealized gains on securities	—	—	—		—	—		—	—	—

Comprehensive income	—	—	—		—	—		—	—	—

Balance, December 31, 1998	—	—	9,140,000		9,000	23,850,000		24,000	72,331,000	2,407,000

Issuance of common stock pursuant to stock plans	583,000	1,000	323,000		—	—		—	10,115,000	—

Tax benefit associated with stock plans	—	—	—		—	—		—	34,843,000	—

Conversion of Class B common stock	—	—	23,850,000		24,000	(23,850,000)		(24,000)	—	—

Reclassification of Class A common stock	33,313,000	33,000	(33,313,000)		(33,000)	—		—	—	—

Two-for-one common stock split effected in the form of a 100% stock dividend	33,896,000	34,000	—		—	—		—	—	(34,000)

Comprehensive income:

Net income for the year ended December 31, 1999	—	—	—		—	—		—	—	26,886,000

Other comprehensive income, net of tax:

Unrealized gains on securities	—	—	—		—	—		—	—	—

Comprehensive income	—	—	—		—	—		—	—	—

Balance, December 31, 1999	67,792,000	$68,000		$			$		$117,289,000	$29,259,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Compre-	Compre-	Total
	hensive	hensive	Stockholders’
	Income	Income	Equity

Balance, December 31, 1996	$—	$—	$1,437,000

Declaration of Class B dividend	—	—	(10,000,000)

Conversion of Class B common stock	—	—	—

Issuance of Class A common stock	—	—	51,987,000

Net income for the year ended December 31, 1997	—	—	4,231,000

Balance, December 31, 1997	—	—	47,655,000

Issuance of Common Stock pursuant to stock plans	—	—	10,274,000

Tax benefit associated with stock plans	—	—	5,607,000

Two-for-one common stock split effected in the form of a 100% stock dividend	—	—	—

Comprehensive income:

Net income for the year ended December 31, 1998.	—	11,235,000	11,235,000

Other comprehensive income, net of tax:

Unrealized gains on securities	359,000	359,000	359,000

Comprehensive income	—	$11,594,000	—

Balance, December 31, 1998	359,000		75,130,000

Issuance of common stock pursuant to stock plans	—	—	10,116,000

Tax benefit associated with stock plans	—	—	34,843,000

Conversion of Class B common stock	—	—	—

Reclassification of Class A common stock	—	—	—

Two-for-one common stock split effected in the form of a 100% stock dividend	—	—	—

Comprehensive income:

Net income for the year ended December 31, 1999	—	26,886,000	26,886,000

Other comprehensive income, net of tax:

Unrealized gains on securities	31,624,000	31,624,000	31,624,000

Comprehensive income	—	$58,510,000	—

Balance, December 31, 1999	$31,983,000		$178,599,000

The accompanying notes are an integral part of these financial statements

Network Solutions, Inc.

Statements of Cash Flows

	Year Ended December 31,

	1997	1998	1999

Cash flows from operating activities:

Net income	$4,231,000	$11,235,000	$26,886,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,432,000	3,754,000	12,223,000

Provision for uncollectible accounts receivable	8,082,000	2,247,000	—

Deferred income taxes	(13,226,000)	(27,317,000)	(95,823,000)

Tax benefit associated with stock plans	—	5,607,000	34,843,000

Changes in operating assets and liabilities:

Increase in accounts receivable	(1,287,000)	(19,083,000)	(9,288,000)

Increase in income taxes receivable	—	—	(16,193,000)

Increase in prepaids and other assets	(69,000)	(2,996,000)	(4,808,000)

Increase in accounts payable and accrued liabilities	3,845,000	21,861,000	22,655,000

Increase (decrease) in income taxes payable	5,042,000	367,000	(4,364,000)

Increase in deferred revenue	32,099,000	67,743,000	232,445,000

Net cash provided by operating activities	41,149,000	63,418,000	198,576,000

Cash flows from investing activities:

Purchase of furniture and equipment	(3,240,000)	(13,070,000)	(52,778,000)

Redemption (purchase) of short-term investments, net	(40,200,000)	(77,990,000)	9,479,000

Acquisition of businesses, net of cash acquired	—	—	(3,936,000)

Purchase of long-term investments	—	(13,590,000)	(11,656,000)

Proceeds from maturity of long-term investments	—	—	9,350,000

Net cash used in investing activities	(43,440,000)	(104,650,000)	(49,541,000)

Cash flows from financing activities:

Net transactions with SAIC	(14,045,000)	3,516,000	25,411,000

Proceeds from issuance of common stock	52,405,000	—	—

Dividend paid	(10,000,000)	—	—

Repayment of capital lease obligations	(463,000)	(842,000)	(834,000)

Issuance of common stock pursuant to stock plans	—	10,274,000	10,115,000

Net cash provided by financing activities	27,897,000	12,948,000	34,692,000

Net increase (decrease) in cash and cash equivalents	25,606,000	(28,284,000)	183,727,000

Cash and cash equivalents, beginning of period	15,540,000	41,146,000	12,862,000

Cash and cash equivalents, end of period	$41,146,000	$12,862,000	$196,589,000

The accompanying notes are an integral part of these financial statements

Network Solutions, Inc.

Notes to Financial Statements

Note 1 — Company and Summary of Significant Accounting Policies

      Network Solutions is the exclusive registry and the leading registrar for second level domain names within the .com, .net, .org and .edu top level domains pursuant to a series of agreements with the Internet Corporation for Assigned Names and Numbers (“ICANN”) and the Department of Commerce. As a registry, we maintain the master directory of all second level domain names in the .com, .net and .org top level domains. We own and maintain the shared registration system that allows all registrars, including us, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names. As a registrar, we market second level domain name registration services that enable registrants to establish their identities on the web. In addition, we market a portfolio of value-added products and services to help our customers maximize the value of that identity throughout its life cycle. Network Solutions also provides Internet Technology Services, focusing on network engineering, network and systems security and network management solutions.

Agreements with ICANN

      On November 10, 1999, a series of wide-ranging agreements were entered into relating to the domain name system. These agreements consist of the following:

•	A registry agreement between Network Solutions and ICANN under which Network Solutions will continue to act as the exclusive registry for the .com, .net and .org top level domains through November 9, 2003.

•	A revised registrar accreditation agreement between ICANN and all registrars registering names in the .com, .net and .org domains.

•	A revised registrar license and agreement between Network Solutions as registry and all registrars registering names in the .com, .net and .org domains using Network Solutions’ proprietary shared registration system.

•	An amendment to the Memorandum of Understanding between the U.S. government and ICANN.

      Under these agreements, Network Solutions has recognized ICANN as the not-for-profit corporation described in Amendment 11 to the Cooperative Agreement, has become an ICANN-accredited registrar and has agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Network Solutions will be an accredited registrar through November 9, 2004 with a right to renew indefinitely. As the registry, Network Solutions will continue to charge registrars $9 per registration-year until January 15, 2000. Thereafter, the fee will be $6 per registration-year unless increased to cover increases in registry costs under the circumstances described in the registry agreement.

      The term of the registry agreement extends until November 9, 2003, except that, if the ownership of Network Solutions’ registry and registrar operations is separated within 18 months as described in the agreement, the registry agreement term would be extended until November 9, 2007.

      Network Solutions has agreed to pay annual fees set by ICANN at levels currently not to exceed $2 million for Network Solutions’ registrar and $250,000 for the Network Solutions’ registry.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 1 — Company and Summary of Significant Accounting Policies — (Continued)

Cooperative Agreement

      In December 1992, Network Solutions entered into the cooperative agreement with the National Science Foundation under which Network Solutions was to provide Internet domain name registration services for five top level domains: .com, .net, .org, .edu and .gov. These registration services include the initial two year domain name registration and annual re-registration, and throughout the registration term, maintenance of and unlimited modifications to individual domain name records and updates to the master file of domain names. The cooperative agreement became effective January 1, 1993. It included a three-month phase-in period, a five-year operational period, commencing April 1, 1993 and ending March 31, 1998, and a six-month flexibility period through September 30, 1998. Effective September 9, 1998, the Department of Commerce took over the administration of the cooperative agreement from the National Science Foundation. In October 1998, the cooperative agreement was amended to extend the flexibility period until September 30, 2000. In November 1999, we entered into the series of agreements with ICANN and the Department of Commerce relating to our Internet domain name registration services.

      The original terms of the cooperative agreement provided for a cost reimbursement plus fixed-fee contract (with an initial fee of 8%). Effective September 14, 1995, the National Science Foundation and Network Solutions amended the cooperative agreement to require Network Solutions to begin charging end users a services fee of $50 per year for each domain name in the .com, .net and .org top level domains. Until April 1, 1998, registrants paid a services fee of $100 for two years of domain name services upon each initial registration and an annual re-registration fee of $50 per year thereafter. The National Science Foundation paid the registration fees for domain names within the .edu and .gov top level domains through March 31, 1997. Commencing April 1, 1997, Network Solutions agreed with the National Science Foundation to provide domain name registration services within the .edu and .gov top level domains free of charge. As of October 1, 1997, Network Solutions no longer registers or administers domain names in the .gov top level domain.

      Under the terms of the September 14, 1995 amendment to the cooperative agreement, 30% of the registration fees collected by Network Solutions was required to be set aside for the enhancement of the intellectual infrastructure of the Internet (set aside funds) and, as such, was not recognized as revenue by Network Solutions. The set aside funds, plus any interest earned, were disbursed at the direction of the National Science Foundation. As of December 31, 1998, Network Solutions had disbursed all set aside funds collected and associated interest to the National Science Foundation.

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

      For purposes of Network Solutions’ statements of cash flows, amounts relating to these restricted assets and the Internet fund liability have been excluded in their entirety.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 1 — Company and Summary of Significant Accounting Policies — (Continued)

Revenue Recognition

      Registration fees for registration services provided by Network Solutions are recognized on a straight-line basis over the life of the registration term. Network Solutions records revenue net of an estimated provision for uncollectible accounts receivable (Note 3).

      Substantially all of Network Solutions’ Internet Technology Services revenue is derived from professional services, which are generally provided to clients on a time and expense basis and is recognized as services are performed.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements” which summarizes certain of the staff’s views on revenue recognition. Network Solutions’ revenue recognition policies have been and continue to be in accordance with SAB 101.

Deferred Revenue

      Deferred revenue primarily represents the unearned portion of revenue related to the unexpired term of registration fees, net of an estimate for uncollectible accounts receivable (Note 3).

Cash and Cash Equivalents

      Network Solutions considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short and Long-Term Investments

      Short and long-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Unrealized gains and losses are reflected in other comprehensive income.

Financial Instruments

      The recorded value of Network Solutions’ financial instruments, which include short and long-term investments, accounts receivable and accounts payable, approximates market value. Concentration of credit risks with respect to registration receivables is limited due to the wide variety and number of customers, as well as their dispersion across geographic areas. Network Solutions has no derivative financial instruments.

Furniture and Equipment

      Furniture and equipment are stated at cost. Depreciation on furniture, office and computer equipment is calculated principally using a declining-balance method over the useful lives of three to seven years. Equipment under capital leases is amortized using a declining-balance method over the shorter of the assets’ useful lives or lease term, ranging from two to three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, generally six years (see Note 4 — Furniture and Equipment).

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 1 — Company and Summary of Significant Accounting Policies — (Continued)

Goodwill

      Goodwill represents the excess of the purchase cost over the fair value of net assets acquired in Network Solutions’ acquisition by Science Applications International Corporation, or SAIC, in 1995, and in the acquisition of ImageCafe, Inc. by Network Solutions in November 1999. The goodwill resulting from these transactions is amortized over five years and three years, respectively, using the straight-line method. Amortization expense of $686,000, $543,000 and $846,000 for years ended December 31, 1997, 1998 and 1999, respectively, was included in selling, general and administrative expenses.

Stock Splits

      On December 21, 1999, Network Solutions’ Board of Directors approved a two-for-one stock split of its Common Stock, to be effected in the form of a 100% stock dividend on shares of Common Stock outstanding on February 25, 2000. The stock dividend was distributed on March 10, 2000.

      On December 31, 1998, Network Solutions’ Board of Directors approved a two-for-one stock split of the shares of Class A common stock and Class B common stock, to be effected in the form of a 100% stock dividend on shares of Class A common stock and Class B common stock outstanding on February 26, 1999. The stock dividend was distributed on March 23, 1999.

      Share and per share information for all periods presented in the accompanying financial statements have been adjusted to reflect these stock splits.

Software Development Costs

      Effective 1998, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 98-1(“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under the Company’s previous accounting policy, costs for internal use software, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of 3 to 6 years.

Advertising Costs

      Advertising production costs are expensed upon commencement of the advertising campaign. Television, Internet banner and print advertising costs are expensed in the period the advertising is delivered.

Income Taxes

      Deferred taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement reporting and income tax purposes. A valuation allowance is recorded if it is “more likely than not” that some portion of or all of a deferred tax asset will not be realized.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 1 — Company and Summary of Significant Accounting Policies — (Continued)

      Prior to Network Solutions’ initial public offering, Network Solutions filed tax returns as part of SAIC’s consolidated tax group. Tax expense during this period had been determined as if Network Solutions was a separate taxpayer and was charged to Network Solutions by SAIC. Effective October 1, 1997, Network Solutions is no longer part of SAIC’s consolidated tax group for federal income tax purposes and prepares its income tax returns as a separate entity.

Stock Based Compensation

      Network Solutions accounts for its stock option and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. No compensation cost has been recognized by Network Solutions for its employee stock plans. The SFAS No. 123, “Accounting for Stock-Based Compensation”, provides an alternative accounting method to APB No. 25 and requires additional pro forma disclosures (Note 10). Network Solutions expects to continue to account for its employee stock plans in accordance with the provisions of APB No. 25.

Segment Data

      During 1998, Network Solutions adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, replacing the “industry segment” approach with the “management” approach. The management approach designates internal reporting that is used by management for making operating decisions and assessing performance as the source of an entity’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations, financial position or segment information disclosures of Network Solutions due to the nature and relative magnitude of its business activities for 1998 and 1999.

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

Note 2 — Common Stock

1999 Secondary Stock Offering and Stock Reclassification

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

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 2 — Common Stock — (Continued)

After the offering, SAIC owned approximately 89% of the combined voting power and approximately 45% of the economic interest of the outstanding common stock.

      On June 3, 1999, SAIC, the sole Class B common stock stockholder, converted the remaining Class B common stock into an identical number of shares of Class A common stock. As a result, SAIC’s voting power changed from 89% to 45%, consistent with the number of Class A shares owned after the conversion. On June 17, 1999, Network Solutions filed an Amended and Restated Certificate of Incorporation whereby its Class A common stock, par value $0.001 per share, and Class B Common stock, par value $0.001 per share, were reclassified as a single class of common stock, par value $0.001 per share, the “Common Stock”. At the time of the reclassification of the Class A common stock and Class B common stock to Common Stock, there were 33,312,594 shares of Class A common stock and no shares of Class B common stock outstanding.

1997 Recapitalization and Initial Public Offering

      On June 26, 1997, the Board of Directors amended the Certificate of Incorporation to provide for two classes of common stock, designated as Class A and Class B. The holders of Class A and Class B common stock generally have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible at the holder’s option into one share of Class A common stock.

      On October 1, 1997, Network Solutions completed an initial public offering of 7,590,000 shares of its $.001 par value Class A common stock, including 990,000 shares resulting from the exercise of certain over allotment provisions. Network Solutions’ net proceeds from the initial public offering, including over allotment, were $52.5 million based on Network Solutions’ direct sale of 6,440,000 shares of Class A common stock.

      Prior to the offering, Network Solutions was a wholly-owned subsidiary of SAIC. In conjunction with the initial public offering, SAIC converted 1,150,000 shares (including 150,000 over allotment shares) of Class B common stock into 1,150,000 shares of Class A common stock and directly sold the shares as a selling stockholder. Upon completion of the offering, SAIC owned 100% of the outstanding Class B common stock representing 75.9% of Network Solutions’ equity and 96.9% of the combined voting power of Network Solutions’ outstanding Class B and Class A common stock.

      On August 21, 1997, Network Solutions’ Board of Directors declared a $10,000,000 dividend to be paid to SAIC upon consummation of the initial public offering. This dividend was paid to SAIC on October 1, 1997.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 3 — Accounts Receivable

      Accounts receivable consist of the following amounts as of December 31:

	1998	1999

Billed	$42,679,000	$79,340,000

Unbilled	5,695,000	1,296,000

Total accounts receivable before allowances	48,374,000	80,636,000

Less — Allowance for uncollectible accounts	(25,746,000)	(48,720,000)

Accounts receivable, net	$22,628,000	$31,916,000

      Unbilled receivables consist of registration fees and time and material contract costs which have been incurred but which have not yet been billed.

      Effective April 1, 1998, Network Solutions consolidates and then amortizes only the net deferred revenue balance as net revenue over the registration term. Through March 1998, in accounting for registration fees, Network Solutions initially recorded the gross amount of the registration fee to accounts receivable and deferred revenue. The allowance for estimated uncollectible accounts was recorded against both accounts receivable and deferred revenue balances. From the deferred revenue and allowance balances, Network Solutions recorded revenue and its provision for uncollectible accounts on a straight-line basis over the registration term.

      The provision for uncollectible accounts receivable, which was separately recorded and deducted from gross registration fees in determining net registration revenue through March 1998, was $7,782,000 and $2,168,000 respectively, for the years ended December 31, 1997 and 1998. An additional $300,000 and $79,000 of bad debt expense was recorded in 1997 and 1998, respectively, for the write-off of Internet Technology Services receivables.

Note 4 — Furniture and Equipment

      Furniture and equipment consist of the following amounts as of December 31:

	1998	1999

Furniture and office equipment	$833,000	$2,058,000

Computer equipment and software	19,400,000	64,677,000

Leasehold improvements	2,018,000	8,294,000

Furniture and equipment, at cost	22,251,000	75,029,000

Less: Accumulated depreciation and amortization	(6,246,000)	(17,623,000)

Furniture and equipment, net	$16,005,000	$57,406,000

      Furniture and equipment includes $2,386,000 of computer equipment acquired during 1997 under capital lease agreements. Amortization expense related to capital leases totaled $915,000, $1,028,000 and $304,000 in 1997, 1998 and 1999, respectively. Depreciation and amortization expense related to furniture and equipment, for the years ended December 31, 1997, 1998 and 1999 was $1,746,000, $3,211,000 and $11,377,000, respectively.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 5 — Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following amounts as of December 31:

	1998	1999

Accounts payable	$7,647,000	$3,283,000

Accrued expenses	16,717,000	39,449,000

Accrued payroll	3,923,000	10,225,000

Total accounts payable and accrued expenses	$28,287,000	$52,957,000

Note 6 — Leases

      Future minimum lease payments, including fixed escalation increases for office space and equipment under capital and operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are:

	Capital	Operating
Year Ending December 31:	Leases	Leases

2000	$252,000	$8,195,000

2001	—	6,133,000

2002	—	4,007,000

2003	—	1,421,000

2004	—	358,000

Total minimum lease payments	$252,000	$20,114,000

Less: Amounts representing interest	(5,000)

Present value of minimum lease payments	247,000

Less: Current portion	(247,000)

Long-term portion of capital lease obligations	$—

      In December 1992, Network Solutions entered into a lease agreement for Network Solutions’ headquarters in Herndon, Virginia. Subsequent to the acquisition, SAIC subleased the facilities to Network Solutions under a lease expiring November 2002. During 1997, Network Solutions leased a second facility in Herndon whose lease term expires in July 2002. In April and September 1999, Network Solutions leased two additional facilities in Herndon with lease terms expiring in March 2004 and November 2002, respectively.

      Operating lease expense for the years ended December 31, 1997, 1998 and 1999 was $2,188,000, $3,533,000 and $6,031,000, respectively. Network Solutions generated rental income from subleases of $291,000 and $215,000 for the years ended December 31, 1997 and 1998, respectively. No rental income from subleases was recorded for the year ended December 31, 1999.

Note 7 — Transactions with SAIC

      Network Solutions was acquired by SAIC on March 10, 1995 in a stock-for-stock transaction accounted for as a purchase. The financial statements for the years ended December 31, 1997, 1998 and 1999 include significant transactions with other SAIC business units involving functions and services (such as cash management, tax administration, accounting, legal, data processing, payroll and

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 7 — Transactions with SAIC — (Continued)

related taxes and employee benefit plans) that were provided to Network Solutions by centralized SAIC organizations. Such charges and allocations are not necessarily indicative of the costs that would have been incurred if Network Solutions had been a separate entity. SAIC assesses a fee to Network Solutions for corporate services provided by SAIC equal to a percentage of annual net revenue. The corporate services fee is negotiated annually and was 2.5%, 1.5% and 0.5% during 1997, 1998 and 1999, respectively. The agreement may be terminated by either party upon 180 days’ prior written notice.

      Prior to July 1, 1999, employees of Network Solutions were eligible to participate in various SAIC benefit plans, including stock, bonus and retirement plans, subject to the applicable eligibility requirements. SAIC charges Network Solutions directly for the costs of such employee benefit plans. Charges related to the administration of the SAIC benefit plans in which employees of Network Solutions participate, are included within the SAIC corporate services fee.

      Amounts charged and allocated to Network Solutions for these functions and services for the years ended December 31, 1997, 1998 and 1999 were $1,126,000, $1,447,000 and $1,000,000, respectively, and are principally included in selling, general and administrative expenses.

      Sales as a subcontractor to SAIC for the years ended December 31, 1997, 1998 and 1999 were $2,445,000, $525,000 and $234,000, respectively. In addition, because Network Solutions was included in SAIC’s consolidated tax returns for periods from acquisition until the initial public offering, Network Solutions was obligated to make payment for its tax liability to SAIC in accordance with the tax sharing arrangement (Note 8).

      The due to SAIC balance represents the cumulative net activity of all transactions between Network Solutions and SAIC and is primarily composed of direct reimbursement of salaries, payroll taxes and employee benefits funded upon processing by SAIC. Network Solutions reflects this activity in the statements of cash flows on a net basis because of the quick turnover, the large amounts and the short maturities of these related party cash transactions.

Note 8 — Provision for Income Taxes

      The results of Network Solutions since its acquisition by SAIC until its initial public offering were included in SAIC’s consolidated tax returns. Subsequent to the initial public offering, Network Solutions is no longer part of SAIC’s consolidated tax group for federal income tax purposes and prepares its income tax returns as a separate entity.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 8 — Provision for Income Taxes — (Continued)

      The provision for income taxes consists of the following:

	Year Ended December 31,

	1997	1998	1999

Current:

Federal	$13,931,000	$29,559,000	$95,540,000

State	2,766,000	5,867,000	18,977,000

Total current provision	16,697,000	35,426,000	114,517,000

Deferred:

Federal	(11,035,000)	(22,792,000)	(79,948,000)

State	(2,191,000)	(4,525,000)	(15,880,000)

Total deferred benefit	(13,226,000)	(27,317,000)	(95,828,000)

Provision for income taxes	$3,471,000	$8,109,000	$18,689,000

      Deferred tax assets are comprised of the following temporary differences as of December 31:

	1998	1999

Deferred revenue	$46,943,000	$133,398,000

Provision for uncollectible accounts receivable	8,409,000	17,986,000

Tax on accumulated other comprehensive income	—	(22,223,000)

Other	(13,000)	33,000

Total deferred tax asset	$55,339,000	$129,194,000

      Network Solutions has not established a current valuation allowance for its deferred tax assets since, in the opinion of management, it is more likely than not that all of the deferred tax assets will be realized. The deferred tax assets relate primarily to registration fees which are taxable upon initial registration but are recognized in the financial statements over the registration term.

      A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is provided below:

	Year Ended December 31,

	1997	1998	1999

Federal tax at statutory rate	$2,696,000	$6,771,000	$15,952,000

State income taxes, net of federal tax benefit	374,000	1,015,000	2,230,000

Nondeductible goodwill amortization	240,000	213,000	331,000

Other	161,000	110,000	176,000

Provision for income taxes	$3,471,000	$8,109,000	$18,689,000

      Network Solutions paid income taxes of $31,235,000 and $100,223,000 during the years ended December 31, 1998 and 1999, respectively.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 9 — Computation of Earnings Per Share

      The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

1997 Earnings Per Share:

Basic	$4,231,000	53,220,000	$0.08

Dilutive securities:

Outstanding options	—	712,000

Diluted	$4,231,000	53,932,000	$0.08

1998 Earnings Per Share:

Basic	$11,235,000	63,914,000	$0.18

Dilutive securities:

Outstanding options	—	2,880,000

Diluted	$11,235,000	66,794,000	$0.17

1999 Earnings Per Share:

Basic	$26,886,000	66,687,000	$0.40

Dilutive securities:

Outstanding options	—	3,230,000

Diluted	$26,886,000	69,917,000	$0.38

      Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for dilutive earnings per share are weighted for the period the underlying options were outstanding.

Note 10 — Employee Benefit Plans

1996 Stock Incentive Plan

      The 1996 Stock Incentive Plan, or Incentive Plan, of Network Solutions was adopted by the Board of Directors on September 18, 1996. The Incentive Plan provides for awards in the form of restricted shares, stock units, stock appreciation rights, and stock options (including incentive stock options and nonstatutory stock options). A total of 9,225,000 shares of Common Stock have been initially reserved for issuance under the Incentive Plan. The number of shares are increased by 2% of the total number of Common Stock outstanding at the end of the most recent calendar year. Through December 31, 1999, an additional 4,934,000 shares were eligible for issuance and have subsequently been reserved for a combined total of 14,159,000 eligible shares under the Incentive Plan.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 10 — Employee Benefit Plans — (Continued)

      Following is a summary of stock option activity pursuant to Network Solutions’ Incentive Plan:

	Shares
	Under	Weighted Average
	Option	Exercise Price

Balance at December 31, 1996	4,902,000	$3.25

Granted	2,402,000	$3.56

Exercised	—	—

Cancelled	(146,000)	$3.50

Balance at December 31, 1997	7,158,000	$3.34

Granted	2,718,000	$10.98

Exercised	(3,040,000)	$3.26

Cancelled	(1,414,000)	$4.63

Balance at December 31, 1998	5,422,000	$6.87

Granted	4,624,000	$43.54

Exercised	(1,757,000)	$5.28

Cancelled	(597,000)	$23.57

Balance at December 31, 1999	7,692,000	$27.97

      Granted stock options generally become exercisable one year after the date of the grant, vest 30%, 30%, 20% and 20%, respectively, on each anniversary date of the grant and have a term of five years. All options granted to date have been nonstatutory stock options except for 404,000 incentive stock options granted in 1996. During 1999, Network Solutions granted 27,576 restricted shares to two executives. No other restricted shares, stock units or stock appreciation rights have been granted to date.

      The following table summarizes the status of Network Solutions’ stock options outstanding and exercisable at December 31, 1999:

		Stock Options		Stock Options
		Outstanding		Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$ 3.50–$ 3.50	1,440,000	2.16	$3.50	300,000	$3.50

$ 3.72–$ 10.84	1,364,000	3.31	$7.73	222,000	$6.47

$11.75–$ 29.69	1,352,000	4.28	$23.80	29,000	$12.41

$30.25–$ 38.63	1,301,000	4.38	$33.47	132,000	$35.31

$39.41–$ 46.00	1,378,000	4.24	$45.00	94,000	$46.00

$47.00–$129.34	857,000	4.86	$72.14	—	—

$ 3.50–$129.34	7,692,000	3.78	$27.97	777,000	$15.22

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 10 — Employee Benefit Plans — (Continued)

Employee Stock Purchase Plan

      Effective January 7, 1998, Network Solutions adopted an Employee Stock Purchase Plan to provide substantially all full time employees an opportunity to purchase shares of its Common Stock through payroll deductions of up to 10% of eligible compensation. Semiannually, on June 30 and December 31, participant account balances are used to purchase stock at the lesser of 85 percent of the fair market value on the trading day before the participation period starts or the trading day preceding the day on which the participation period ends. A total of 1,000,000 shares were initially reserved for purchase under the plan. For the years ended December 31, 1998 and 1999, 60,000 and 26,000 shares were purchased under this plan, respectively.

Network Solutions 401(k) Retirement Plan

      Effective July 1, 1999, Network Solutions sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 18% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employee’s direction, among a variety of investment alternatives, including Network Solutions Common Stock. Network Solutions matches employee contributions at a rate of 50% up to a maximum of 3% of compensation. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 25% per year of employment. During the period from July 1, 1999 through December 31, 1999, the Company’s matching contribution was $308,000 in cash. Matching contributions are subsequently invested in Network Solutions Common Stock.

Pro Forma Disclosures

      The weighted average fair value of the options granted using the Black Scholes model during 1997, 1998 and 1999 amounted to $1.17, $7.46 and $33.96, respectively for the Network Solutions Incentive Plan. The following weighted average assumptions were used in calculating the option fair values.

	Network Solutions Stock
	Options

	1997	1998	1999

Expected life (years)	4.0	4.0	4.0

Risk-free interest rate	6.25%	5.1%	5.48%

Volatility	20.79%	90.73%	115.65%

Dividend yield	0.00%	0.00%	0.00%

      Under the above model, the total value of Network Solutions’ employee stock purchase program and stock options granted in 1997, 1998 and 1999 was $2,809,000, $20,322,000, and $154,624,000, respectively, all of which would be amortized ratably on a pro forma basis over the respective option terms. Had Network Solutions recorded compensation costs for these plans in accordance with SFAS No. 123, Network Solutions’ pro forma income would have been $3,510,000, $9,236,000 and $8,075,000, respectively, for the years ended December 31, 1997, 1998 and 1999. Pro forma earnings per share on a diluted basis would have been $0.07, $0.14 and $0.12, respectively, for the years ended December 31, 1997, 1998 and 1999.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 11 — Comprehensive Income

      The changes in the components of accumulated other comprehensive income, net of income taxes, for the years ended December 31, 1998 and 1999 is as follows:

	1998		1999

	Unrealized	Accumulated	Unrealized	Accumulated
	Gains	Other	Gains	Other
	On	Comprehensive	On	Comprehensive
	Securities	Income	Securities	Income

Pre-tax amount	$618,000	$618,000	$53,588,000	$54,206,000

Income tax	259,000	259,000	21,964,000	22,223,000

Net of tax amount	$359,000	$359,000	$31,624,000	$31,983,000

Note 12 — Commitments and Contingencies

      On June 27, 1997, SAIC received a Civil Investigative Demand, or “CID,” from the U.S. Department of Justice issued in connection with an investigation to determine whether there is, has been, or may be any antitrust violation under the Sherman Act relating to its Internet registration services. On January 28, 2000, the Department of Justice formally notified us that the investigation had been closed. No enforcement action was taken.

      On August 17, 1998, Network Solutions received notice from the Commission of the European Communities, or “EC,” of an investigation concerning Network Solutions’ Premier Program agreements in Europe. On January 26, 2000, the EC formally notified Network Solutions that its investigation had been closed. No enforcement action was taken.

      In 1997, a group of six plaintiffs filed the Thomas, et al., v. Network Solutions, et al, suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court’s dismissal of their claims. On May 14, 1999, the Court of Appeals ruled in our favor by unanimously affirming the District Court’s decision. On October 12, 1999, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. On January 18, 2000, the U.S. Supreme Court denied the plaintiffs’ petition.

      In 1997, PG Media, Inc., a New York-based corporation, filed a lawsuit against us in the United States District Court, Southern District of New York alleging that we had restricted access to the Internet by not adding PG Media’s requested 490 top level domains to the Internet root zone in violation of the Sherman Act. PG Media appealed to the Second Circuit Court of Appeals and on January 21, 2000, the Court of Appeals issued its opinion in our favor.

      As of March 13, 2000, we were a defendant in eight active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. Although 68 out of approximately 9,500 of these situations have resulted in suits actually naming us as a defendant, as of March 13,

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 12 — Commitments and Contingencies — (Continued)

2000, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

      Network Solutions is involved in various investigations, claims and lawsuits arising in the normal conduct of business, none of which, in management’s opinion will materially harm Network Solutions’ business. Legal proceedings in which Network Solutions is involved have resulted and likely will result in, and any future legal proceedings can be expected to result in, substantial legal and other expenses and a diversion of the efforts of Network Solutions’ personnel.

Note 13 — Subsequent Events

Proposed Acquisition of Network Solutions by VeriSign Inc.

      On March 7, 2000, VeriSign Inc., the leading provider of Internet trust services, and Network Solutions, Inc. announced the signing of a definitive agreement for VeriSign to acquire Network Solutions in an all-stock purchase transaction. Under the agreement, VeriSign will issue 1.075 shares of VeriSign common stock for each share of Network Solutions Common Stock. The transaction has been approved by both companies’ Boards of Directors and is subject to approval by VeriSign and Network Solutions stockholders. After the merger, VeriSign will own approximately 60% of the combined company while Network Solutions stockholders will own approximately 40% of the combined company. The transaction is expected to close in the third quarter of 2000, subject to customary conditions, including obtaining necessary regulatory and stockholders approvals.

Secondary Stock Offering

      On February 8, 2000, Network Solutions completed a secondary offering in which a total of 17,779,000 shares of Common Stock were sold. Of the shares sold, Network Solutions sold 4,319,000 shares, SAIC Venture Capital Corporation sold 13,400,000 shares and other selling stockholders sold 60,000 shares. Total net proceeds to Network Solutions was approximately $511 million. After the offering, SAIC owns approximately 23% of Network Solutions’ outstanding Common Stock.

Litigation

      On March 15, 2000, a group of eight plaintiffs filed suit against the U.S. Department of Commerce, the National Science Foundation and us in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that we were authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. Although none of the defendants have yet been served with the complaint, we are aware that the same attorney who challenged us in a similar action known as Thomas, et al. v. Network Solutions, et al., has filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, § 8 and the Fifth

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 13 — Subsequent Events — (Continued)

Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. § 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, § 17200. We believe that the complaint lacks merit and we intend to vigorously defend ourselves as we did in response to the Thomas case.

Network Solutions, Inc.

Notes to Financial Statements — (Continued)

Note 13 — Subsequent Events — (Continued)

Schedule II

Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C Additions		Column D		Column E

			Charged to
	Balance at	Charged to	other
	beginning	costs and	accounts—	Deductions—		Balance at
Description	of year	expenses	describe	describe		end of year

Year ended December 31, 1997

Allowance for uncollectible accounts	$15,439,000	$8,082,000	$35,368,000 (1)	$41,033,000	(2)	$17,856,000
Year ended December 31, 1998

Allowance for uncollectible accounts	$17,856,000	$2,247,000	$68,480,000 (1)	$62,837,000	(2)	$25,746,000
Year ended December 31, 1999

Allowance for uncollectible accounts	$25,746,000	—	$310,519,000 (1)	$287,545,000	(2)	$48,720,000

(1)	Charged to allowance for deferred revenue (See Notes 1 and 3 of Notes to Financial Statements).

(2)	Amounts are write-offs of uncollectible accounts receivable.