Form 10-Q
period 2000-03-31
NETWORK SOLUTIONS INC /DE/
filed 2000-05-15
CIK 1030341

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

(MARK ONE)

[X]

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

     As of May 10, 2000, the Registrant had 72,495,132 shares of common stock, $0.001 par value per share, issued and outstanding.
================================================================================

                                                                                   PAGE
                                                                                   ----
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                                                3

                Unaudited Condensed Statements of Financial Position as of          3
                December 31, 1999 and March 31, 2000

                Unaudited Condensed Statements of Operations for the three          4
                months ended March 31, 1999 and 2000

                Unaudited Condensed Statements of Changes in Stockholders'          5
                Equity for the three months ended March 31, 2000

                Unaudited Condensed Statements of Cash Flows for the three          6
                months ended March 31, 1999 and 2000

                Notes to Condensed Financial Statements                             7

Item 2.         Management's Discussion and Analysis of Financial Condition and     9
                Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk          20

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                   20

Item 2.         Changes in Securities and Use of Proceeds                           21

Item 4.         Submission of Matters to a Vote of Security Holders                 21

Item 6.         Exhibits and Reports on Form 8-K                                    21

Signature.......................................................................... 23

Index to Exhibits.................................................................. 24

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             NETWORK SOLUTIONS, INC.

                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                 DECEMBER 31,         MARCH 31,
                                                                                    1999                 2000
                                                                                 ------------       --------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents ................................................       $196,589,000       $  876,033,000
Short-term investments ...................................................        116,342,000           22,425,000
Accounts receivable, net .................................................         31,916,000           33,816,000
Income taxes receivable ..................................................         16,193,000                   --
Prepaids and other assets ................................................          8,809,000           13,256,000
Deferred tax asset .......................................................        100,997,000          125,397,000
                                                                                 ------------       --------------
          Total current assets ...........................................        470,846,000        1,070,927,000
Furniture and equipment, net .............................................         57,406,000           62,063,000
Long-term investments ....................................................         62,475,000           75,549,000
Deferred tax asset .......................................................         28,197,000           41,018,000
Other long-term assets ...................................................                  -            1,270,000
Goodwill and other, net ..................................................          6,379,000            5,667,000
                                                                                 ------------       --------------
          Total Assets ...................................................       $625,303,000       $1,256,494,000
                                                                                 ============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities .................................       $ 53,204,000       $   50,275,000
Due to SAIC ..............................................................         30,177,000           11,154,000
Income taxes payable .....................................................          1,045,000           13,206,000
Deferred revenue, net ....................................................        255,307,000          334,096,000
                                                                                 ------------       --------------
          Total current liabilities ......................................        339,733,000          408,731,000
Long-term deferred revenue, net ..........................................        106,332,000          130,587,000
Other long-term liabilities ..............................................            639,000              555,000
                                                                                 ------------       --------------
          Total liabilities ..............................................        446,704,000          539,873,000

Commitments and contingencies                                                              --                   --

Stockholders' equity:
Preferred stock, $.001 par value, authorized
  10,000,000 shares; none issued
  and outstanding in 1999 and 2000 .......................................                 --                   --
Common stock, $.001 par value; authorized
  210,000,000 shares; 67,791,734 and 72,388,054 issued
  and outstanding in 1999 and 2000 .......................................             68,000               72,000
Additional paid-in capital ...............................................        117,289,000          645,219,000
Retained earnings ........................................................         29,259,000           43,955,000
Accumulated other comprehensive income ...................................         31,983,000           27,375,000
                                                                                 ------------       --------------
          Total stockholders' equity .....................................        178,599,000          716,621,000
                                                                                 ------------       --------------
          Total Liabilities and Stockholders' Equity .....................       $625,303,000       $1,256,494,000
                                                                                 ============       ==============

   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                 1999                2000
                                                                 ----                ----
Net revenue ..........................................       $ 38,132,000        $ 98,171,000
Cost of revenue ......................................         14,541,000          35,479,000
                                                             ------------        ------------
Gross profit .........................................         23,591,000          62,692,000
Research and development expenses ....................          2,035,000           4,545,000
Selling, general and administrative expenses .........         15,265,000          42,699,000
Interest income ......................................         (1,930,000)         (9,351,000)
Other expenses .......................................             19,000               4,000
                                                             ------------        ------------
Income before income taxes ...........................          8,202,000          24,795,000
Provision for income taxes ...........................          3,404,000          10,099,000
                                                             ------------        ------------
Net income ...........................................       $  4,798,000        $ 14,696,000
                                                             ============        ============

Earnings per common share:
  Basic ..............................................       $       0.07        $       0.21
                                                             ============        ============

  Diluted ............................................       $       0.07        $       0.20
                                                             ============        ============

   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                          OTHER
                                      COMMON STOCK        ADDITIONAL                      COMPRE-        COMPRE-         TOTAL
                                ----------------------     PAID-IN        RETAINED        HENSIVE        HENSIVE      STOCKHOLDERS'
                                  SHARES       AMOUNT      CAPITAL        EARNINGS        INCOME         INCOME          EQUITY
                                ----------    --------   ------------   ------------   ------------    ------------   -------------
Balance, December 31, 1999....  67,792,000    $ 68,000   $117,289,000   $ 29,259,000   $ 31,983,000                    $178,599,000
Issuance of common
 stock pursuant to
 stock plans..................     277,000                  5,483,000                                                     5,483,000
Tax benefit associated
 with stock plans.............                             11,459,000                                                    11,459,000
Issuance of common stock
 pursuant to secondary
 offering.....................   4,319,000       4,000    510,988,000                                                   510,992,000
Net income for the
 period ended March 31,
 2000.........................                                            14,696,000                     $14,696,000     14,696,000
Other comprehensive
 income, net of tax:
Unrealized loss on
 securities...................                                                           (4,608,000)      (4,608,000)    (4,608,000)
                                                                                                       -------------
Comprehensive income..........                                                                           $10,088,000
                                ----------    --------   ------------   ------------   ------------    =============   ------------
Balance, March 31, 2000         72,388,000    $ 72,000   $645,219,000   $ 43,955,000   $ 27,375,000                    $716,621,000
                                ==========    ========   ============   ============   ============                    ============


   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             ---------------------------------
                                                                                 1999                 2000
                                                                             ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................       $  4,798,000        $  14,696,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ...................................          1,474,000            4,324,000
     Deferred income taxes ...........................................        (25,271,000)         (33,245,000)
     Tax benefit associated with stock plans .........................          2,906,000           11,459,000
  Change in operating assets and liabilities:
       Increase in accounts receivable ...............................        (13,117,000)          (1,900,000)
       Decrease in income taxes receivable ...........................                 --           16,193,000
       Increase in prepaids and other assets .........................         (1,888,000)          (5,717,000)
       Increase (decrease) in accounts payable and accrued liabilities            843,000           (3,013,000)
       Increase in income taxes payable ..............................         23,936,000           12,161,000
       Increase in deferred revenue ..................................         39,168,000          103,044,000
                                                                             ------------        -------------
       Net cash provided by operating activities .....................         32,849,000          118,002,000
                                                                             ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment ................................        (16,557,000)          (8,269,000)
  Redemption (purchase) of short-term investments, net ...............         (1,821,000)          92,259,000
  Purchase of long-term investments ..................................         (2,000,000)         (20,000,000)
                                                                             ------------        -------------
       Net cash provided by (used in) investing activities ...........        (20,378,000)          63,990,000
                                                                             ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions with SAIC .........................................           (188,000)         (19,023,000)
  Issuance of common stock pursuant to secondary offering ............                 --          510,992,000
  Issuance of common stock pursuant to stock plans ...................          1,809,000            5,483,000
                                                                             ------------        -------------
       Net cash provided by financing activities .....................          1,621,000          497,452,000
                                                                             ------------        -------------
Net increase in cash and cash equivalents ............................         14,092,000          679,444,000
Cash and cash equivalents, beginning of period .......................         12,862,000          196,589,000
                                                                             ------------        -------------
Cash and cash equivalents, end of period .............................       $ 26,954,000        $ 876,033,000
                                                                             ============        =============

   The accompanying notes are an integral part of these financial statements.

                             NETWORK SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BUSINESS

     Network Solutions, Inc. ("Network Solutions") currently acts as the exclusive registry and as a registrar of Internet domain names within the .com,
 .org, .net and .edu top level domains pursuant to agreements with ICANN and the Department of Commerce (for further information, please see "Overview" on page
9 herein). Domain names are used to identify a unique site or presence on the Internet. As registry and a registrar for these top level domains, Network Solutions registers new domain names and is responsible for the maintenance of the master file of domain names through daily updates to the Internet. Network Solutions also provides Internet Technology Services, focusing on architecture, implementation and support services to help large enterprises and Internet service providers improve their operational effectiveness.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by Network Solutions without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Network Solutions considers necessary for fair presentation of the results of operations for the interim periods covered and of the financial position of Network Solutions at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Network Solutions believes that the disclosures are adequate for understanding the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These interim financial statements should be read in conjunction with Network Solutions' December 31, 1999 audited financial statements and notes thereto included in Network Solutions' Form 10-K annual report for the year ended December 31, 1999. Prior periods have been reclassified for comparative purposes.

NOTE 3 -- COMMON STOCK

STOCK SPLIT

     On December 21, 1999, Network Solutions' Board of Directors approved a two-for-one stock split of its common stock, to be effected in the form of a 100% stock dividend on shares of common stock outstanding on February 25, 2000. The stock dividend was distributed on March 10, 2000. Share and per share information for all periods presented in the accompanying financial statements have been adjusted to reflect the two-for-one stock split.

SECONDARY STOCK OFFERING

     On February 8, 2000, Network Solutions completed a secondary offering in which a total of 17,779,000 shares of common stock were sold. Of the shares sold, Network Solutions sold 4,319,000 shares, SAIC Venture Capital Corporation sold 13,400,000 shares and other selling stockholders sold 60,000 shares. Total net proceeds to Network Solutions was approximately $511 million. Subsequent to the offering, SAIC Venture Capital Corporation owns approximately 23% of Network Solutions' outstanding common stock.

NOTE 4 -- COMPUTATION OF EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations:

                                                    INCOME            SHARES        PER SHARE
                                                  (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                                  -----------      -------------    ---------
          THREE MONTHS ENDED MARCH 31, 1999
          Basic ...........................       $ 4,798,000       66,242,000       $   0.07
                                                                                     ========
          Dilutive securities:
            Outstanding options ...........                --        3,228,000
                                                  -----------       ----------
          Diluted .........................       $ 4,798,000       69,470,000       $   0.07
                                                  ===========       ==========       ========

          THREE MONTHS ENDED MARCH 31, 2000
          Basic ...........................       $14,696,000       70,440,000       $   0.21
                                                                                     ========
          Dilutive securities:
            Outstanding options ...........                --        4,486,000
                                                  -----------       ----------
          Diluted .........................       $14,696,000       74,926,000       $   0.20
                                                  ===========       ==========       ========

     Common shares issued are weighted for the period the shares were outstanding and incremental shares assumed issued under the treasury stock method for diluted earnings per share are weighted for the period the underlying options were outstanding.

NOTE 5 -- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

The changes in the components of accumulated other comprehensive income, net of income taxes, for the three months ended March 31, 2000 and March 31, 1999 are as follows:

                                                             1999                                         2000
                                              ---------------------------------------    ------------------------------------------
                                              UNREALIZED GAINS     ACCUMULATED OTHER     UNREALIZED LOSSES      ACCUMULATED OTHER
                                               ON SECURITIES     COMPREHENSIVE INCOME      ON SECURITIES       COMPREHENSIVE INCOME
                                              ----------------   --------------------    -----------------     --------------------
          Pre-tax amount ............           $38,547,000           $38,547,000           $(8,583,000)           $45,623,000
          Income tax ................            16,189,000            16,189,000            (3,975,000)            18,248,000
                                                -----------           -----------           -----------            -----------
          Net of tax amount .........           $22,358,000           $22,358,000           $(4,608,000)           $27,375,000
                                                ===========           ===========           ===========            ===========

NOTE 6 -- PROPOSED ACQUISITION OF NETWORK SOLUTIONS BY VERISIGN, INC.

     On March 7, 2000, VeriSign, Inc., the leading provider of Internet trust services, and Network Solutions announced the signing of a definitive agreement for VeriSign to acquire Network Solutions in an all-stock purchase transaction. Under the agreement, VeriSign will issue 1.075 shares of VeriSign common stock for each share of Network Solutions Common Stock. The transaction has been approved by both companies' Boards of Directors and is subject to approval by VeriSign and Network Solutions shareholders. After the merger, VeriSign stockholders will own approximately 60% of the combined company while Network Solutions shareholders will own approximately 40% of the combined company.

     On May 9, 2000, VeriSign and Network Solutions announced that the companies' Joint Proxy Statement relating to the proposed merger of the two companies had been declared effective by the Securities and Exchange Commission and filed electronically. In addition, VeriSign and Network Solutions also announced that on May 5, 2000, the Department of Justice granted early termination of the waiting periods for the antitrust review of the proposed merger under the Hart-Scott-Rodino Act.

     Proxy materials were mailed to shareholders on May 8, 2000. Both VeriSign and Network Solutions will hold shareholders meetings on June 8, 2000 for shareholders of record on May 3, 2000 to vote on the merger. If shareholder approval is obtained, the merger is expected to close shortly thereafter.

NOTE 7-- COMMITMENTS AND CONTINGENCIES

     On March 15, 2000, a group of eight plaintiffs filed suit against the U.S. Department of Commerce, the National Science Foundation and Network Solutions in the United States District Court for the Northern District of California. The case, entitled William Hoefer et al. v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that we were authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. All of the defendants have been served with the complaint, and have filed motions to transfer the suit to the Federal District Court in the District of Columbia. The same attorney who unsuccessfully challenged us in a similar action known as Thomas, et al. v. Network Solutions, et al., filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. Section
9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. Network Solutions believes that the complaint lacks merit and intends to vigorously defend itself as it did in response to the Thomas case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of Network Solutions are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause Network Solutions' actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I --
Item 1 -- Business -- Risk Factors" and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results" contained in Network Solutions' 1999 Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000. In addition, set forth below under the heading "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, Network Solutions' near-term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the 1999 Form 10-K should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with Network Solutions' 1999 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in Network Solutions' common stock.

OVERVIEW

     Network Solutions is the exclusive registry and the leading registrar for second level domain names within the .com, .net and .org top level domains pursuant to agreements with ICANN and the Department of Commerce. Internet domain names are unique identities which enable businesses, other organizations and individuals to communicate and conduct commerce on the Internet. As a registry, Network Solutions maintains the master directory of all second level domain names in the .com, .net and .org top level domains. Network Solutions owns and maintains the shared registration system that allows all registrars, including Network Solutions, to enter new second level domain names into the master directory and to submit modifications, transfers, re-registrations and deletions for existing second level domain names. As a registrar, Network Solutions markets second level domain name registration services that enable Network Solutions' customers to establish their identities on the web. In addition, Network Solutions markets a portfolio of value-added products and services to help customers maximize the value of those identities throughout their life cycles. Network Solutions also provides Internet technology services that focus on network engineering, network and systems security and network management solutions.

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

     On November 10, 1999, Network Solutions, the Department of Commerce and ICANN entered into a series of wide-ranging agreements relating to the domain name system. Under these agreements Network Solutions recognized ICANN as the not-for-profit corporation described in Amendment 11 to the Cooperative Agreement; has become an ICANN-accredited registrar and has agreed to operate the registry in accordance with the provisions of the registry agreement and the consensus policies established by ICANN in accordance with the terms of that agreement. Network Solutions will be an accredited registrar through November 9, 2004 with a right to renew indefinitely in accordance with the agreement. As the registry, Network Solutions charged registrars $9 per registration per year until January 15, 2000. Since then, the fee is $6 per registration per year unless increased to cover increases in registry costs under the circumstances described in the registry agreement.

     Network Solutions has recently implemented a system under which it will not accept the registration of a domain name as a registrar unless it has received a reasonable assurance of payment of the registration fee. Network Solutions is entitled to establish its own prices for registrar services.

     Network Solutions has implemented modifications to the shared registration system that enable a registrar to (a) accept registrations and re-registrations in one-year increments and (b) add one year to a registrant's registration period upon transfer of a registration from one registrar to another. The unexpired term of any registration may not exceed ten years. Network Solutions is contractually obligated to provide equivalent access to the shared registration system to all ICANN-accredited registrars and to ensure that the revenues and assets of the registry are not utilized to advantage our registrar to the detriment of other registrars. Network Solutions has agreed to and has implemented an organizational conflict of interest compliance plan that includes organizational, physical and procedural safeguards in connection with these obligations.

     The term of the registry agreement extends until November 9, 2003, except in the event that Network Solutions effects the legal separation of the ownership of its registry business from its registrar business by May 9, 2001 as described in the agreement, then the term will be extended until November 9, 2007.

     Network Solutions has agreed to pay annual fees to ICANN as set by ICANN at levels currently not to exceed $2 million for our registrar and $250,000 for our registry.

     Internet Technology Services. Substantially all of Network Solutions' Internet technology services revenue is derived from professional services which are generally provided to clients on a time and expense basis and is recognized as services are performed.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue increased 157% from $38.1 million for the three months ended March 31, 1999 to $98.2 million for the three months ended March 31, 2000. This increase in net revenue was primarily attributable to the increase in the number of domain name registrations, principally in the .com top level domain. Net revenue from registration services increased 175% from $34.8 million for the three months ended March 31, 1999 to $95.8 million for the three months ended March 31, 2000. Net new registrations for Network Solutions' Registrar services, or NSI registrar, increased 113% from 922,000 for the three months ended March 31, 1999 to 1,962,000 for the three months ended March 31, 2000. This also represents a 21% increase over the 1,617,000 net new registrations for the three months ended December 31, 1999. There were 785,000 international net new registrations during the three months ended March 31, 2000, an increase of 241% over the 230,000 international net new registrations for the three months ended March 31, 1999. As a percentage of total registrations, international registrations rose from 25% for the three months ended March 31, 1999 to 40% for the three months ended March 31, 2000.

     Non-NSI registrars registered an additional 3,075,000 names through our registry services, bringing the total net new registrations for the three months ended March 31, 2000 in the .com, .net and .org top level domains to 5,037,000.

     Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and Intranets on a global basis. Cumulative net registrations for the NSI registrar as of March 31, 1999 were 4,225,000 as compared to 9,884,000 as of March 31, 2000, for a 134% increase. In addition, this growth in cumulative net registrations represents a 23% increase in Network Solutions' entire customer base since December 31, 1999.

     Net revenue from Internet Technology Services decreased 27% from $3.3 million for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000.

     Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, fees paid to subcontractors for work performed in connection with revenue producing projects, depreciation and equipment costs, lease costs of the operations infrastructure and the associated operating overhead. Cost of revenue increased 144% from $14.5 million for the three months ended March 31, 1999 to $35.5 million for the three months ended March 31, 2000. The increase was primarily due to increased staffing charges of $10.5 million, $7.9 million of additional outsourcing costs, and additional depreciation of $2.2 million.

     As a percentage of net revenue, cost of revenue decreased from 38.1% for the three months ended March 31, 1999 to 36% for the three months ended March 31, 2000. This decrease primarily reflects certain economies of scale that Network Solutions has realized due to the growth of its domain name registration business. We expect that cost of revenue will increase in terms of absolute dollars as we continue to enhance and improve the infrastructure supporting our product and service offerings, customer service capabilities and growing registration base.

     Research and Development Expenses. Research and development expenses consist primarily of compensation expenses to support the creation, development and enhancement of Network Solutions' services and technologies. Research and development expenses increased 123% from $2.0 million for the three months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. As a percentage of net revenue, research and development expenses were 5.3% and 4.6% for the three months ended March 31, 1999 and 2000, respectively. Network Solutions expects that the level of research and development expenses will continue to increase in the near future in absolute dollars as Network Solutions invests in developing new product and service offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries of business development, general management, administrative and financial personnel, marketing and sales expenses, legal and other professional costs and amortization of goodwill associated with Network Solutions' acquisition of ImageCafe. Selling, general and administrative expenses increased 180% from $15.3 million for the three months ended March 31, 1999 to $42.7 million for the three months ended March 31, 2000. The increase was primarily attributable to a $19.9 million increase in marketing and business development expenses including a $16.5 million increase in television and Internet banner advertising. In addition, staffing expenses increased by $2.6 million.

     As a percentage of net revenue, selling, general and administrative expenses increased from 40.0% for the three months ended March 31, 1999 to 43.5% for the three months ended March 31, 2000.

     Network Solutions expects that the level of selling, general and administrative expenses will continue to increase significantly in the near future in terms of absolute dollars and as a percent of revenues as operations continue to expand. In particular, sales, marketing and business development expenses will increase as Network Solutions continues to promote the value of
 .com and .net web addresses and new value-added services including web site design and enhanced value added service offerings. Network Solutions also plans to continue to develop and enhance its extensive partner and distribution channels, both domestically and internationally, in light of the new competitive environment.

     Interest Income. Network Solutions had net interest income of $1.9 million for the three months ended March 31, 1999 as compared to $9.4 million for the three months ended March 31, 2000. The increase in interest income is due primarily to the investment of the proceeds of the secondary offering as well as the investment of cash generated from operations.

     Income Taxes. The provision for income taxes was 41.5% of pretax earnings, or $3.4 million for the three months ended March 31, 1999, and 40.7%, or $10.1 million for the three months ended March 31, 2000. The difference between the effective rate for both periods presented and the statutory rate is principally attributable to the impact that non-deductible goodwill had on pretax operating income.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we received net proceeds of $511 million following the public offer and sale by us of 4,319,000 shares of our Common Stock. We intend to use the net proceeds for general corporate purposes. We may also use a portion of the proceeds to acquire or invest in businesses, technologies, product lines or service offerings that are complementary to our business.

     At March 31, 2000, Network Solutions' principal source of liquidity was its cash and cash equivalents of $876 million and its short-term investments of $22.4 million, which when combined represent an increase of $585.5 million from its December 31, 1999 balances in those accounts. Network Solutions also has $51.7 million of marketable securities held as long-term investments as of March 31, 2000.

     At March 31, 2000, Network Solutions' cumulative net obligation to Science Applications International Corporation, currently known as SAIC, for intercompany activity was $11.2 million. Intercompany activity is primarily comprised of salaries and benefits paid by SAIC on behalf of Network Solutions. Network Solutions currently reimburses SAIC for intercompany activity on a monthly basis.

     Cash provided by operations was $118.0 million for the three months ended March 31, 2000. This amount is principally attributed to net income plus the increase in deferred revenue reflecting cash collected in advance of registration services revenue recognition, which occurs ratably over the registration terms. Partially offsetting this amount is an increase in deferred tax assets resulting from accelerated revenue recognition for tax purposes and the associated tax liabilities, generally paid on a quarterly basis.

     Equity investments during the period include $10 million in Interliant, $6 million in MyComputer.com and $4 million in Interland. All three companies are leading applications service providers and have strategic business relationships with Network Solutions.

     Capital expenditures for the three months ended March 31, 2000 were $8.3 million, primarily for computer equipment and software to support Network Solutions' registry and registrar. Network Solutions will continue to invest in the back office infrastructure in advance of continued growth in domain name registrations and as Network Solutions designs, builds, and operates the shared registration system in accordance with the Cooperative Agreement.

     Network Solutions believes that its existing cash balance, investments and cash flows expected from future operations will be sufficient to meet Network Solutions' capital requirements for at least the next 12 months.

FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO THE PROPOSED VERISIGN MERGER

We face risks relating to the proposed VeriSign merger

     On March 7, 2000, we executed a merger agreement to be acquired by VeriSign. Under the terms of the agreement, each outstanding share of Network Solutions Common Stock will be exchanged for 1.075 shares of VeriSign common stock. The announcement of the proposed merger may have a negative impact on our ability to sell our services and products, attract and retain employees and clients, and maintain strategic relationships with third parties. For example, our employees may experience uncertainty about their future role with VeriSign until VeriSign's strategies with regard to us are announced or executed. The announcement may also have an adverse effect on our relationships with significant clients and strategic partners.

     If the merger is successfully completed, holders of Network Solutions' Common Stock will become holders of VeriSign's common stock. VeriSign's business differs from our business, and VeriSign's results of operations, as well as the price of VeriSign's common stock, may be affected by factors different than those affecting our results of operations and the price of our Common Stock before the merger. For further information on VeriSign's business and certain factors to consider in connection with the proposed merger and VeriSign's business, please see VeriSign's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, VeriSign's Rule 425 filings on March 7 and 8, 2000 and VeriSign's Form S-4 and S-4/A filed on April 12, 2000 and May 3, 2000, respectively -- all of which may be accessed through the SEC's EDGAR filings on their website at www.sec.gov.

     If the VeriSign merger is completed, our stockholders will receive a fixed number of shares of VeriSign common stock despite changes in the market value of our Common Stock or VeriSign's common stock. The 1:1.075 ratio of our Common Stock to VeriSign common stock is a fixed number and will not be adjusted in the event of any increase or decrease in the price of VeriSign common stock or our Common Stock, except with respect to stock dividends, splits, etc., as specifically set forth in the merger agreement. The prices of VeriSign common stock and our Common Stock at the closing of the proposed merger may vary from their respective prices on the date the merger agreement was signed. These prices may vary because of the changes in the business, operations or prospects of VeriSign or Network Solutions, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions as well as other factors.

Our failure to complete the proposed merger with VeriSign could adversely affect our stock price and future business and operations.

  The merger is subject to the approval by Network Solutions' and VeriSign's stockholders and we cannot assure you that the merger will be successfully completed. In the event that the merger is not successfully completed, Network Solutions may be subject to a number of material risks, including the following:

- Network Solutions may be required to pay VeriSign a termination fee of $425 million;

- the price of Network Solutions' common stock may decline to the extent that the current market price for its common stock reflects a market assumption that the proposed merger will be completed; and

- costs related to the proposed merger, such as legal, accounting, and financial advisory fees must be paid by Network Solutions, even if the merger is not completed.

In addition, in the event that the merger is not completed and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with VeriSign.

We are dependent upon the successful integration of our proposed merger with VeriSign

     Achieving the anticipated benefits of the proposed acquisition of our company by VeriSign is dependent in part upon whether the integration of the two companies' products, services and technologies, research and development activities, sales and marketing, and administrative organizations is accomplished in an efficient and effective manner. There can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from our day-to-day business. Failure to successfully accomplish integration could have a material adverse effect on the business, financial condition or results of operations of the combined company.

INDUSTRY RISKS

Increased competition could harm our domain name registration business

     The introduction of additional competition into the domain name registration business could harm our business. This includes, in particular, competition among registrars within a single top level domain, such as .com,
 .net or .org, and competition among registrars and registries of existing and potential new top level domains. We currently face competition in the domain name registration business from other registrars in the top level domains for which we act as registry, third level domain name providers such as Internet access providers and registrars and registries of top level domains other than those top level domains for which we act as registry. As of May 8, 2000, 40 accredited registrars (in addition to us) in the .com, .net and .org top level domains used our shared registration system to register domain names. ICANN has accredited 76 additional registrars as of that date. We expect these and additional accredited registrars to offer competing registration services in these top level domains in the near future.

     The accredited registrars include, among others, AT&T, Alabanza, America Online, CORE or Internet Council of Registrars, Deutsche Telekom, France Telecom Oleane, iDirections, interQ, Internet Domain Registrars, Melbourne IT, NameSecure.com, NetBenefit, PSINet, Register.com, Talk.com and Verio. For the quarter ended March 31, 2000, we registered 1,962,000 net new second level domain names and competing accredited registrars registered 3,075,000 second level domain names.

     The introduction of potential new top-level domains is currently an issue of global significance. At its most recent meeting in Cairo, the ICANN Board requested the Names Council, a branch of the Domain Name Supporting Organization, or DNSO, which is primarily responsible for the consensus-building process of the DNSO, and its staff to prepare recommendations regarding the introduction of new generic top-level domains, indicating that the ICANN Board intends to act on these topics at its Yokohama meeting on July 15-16, 2000. The Names Council has adopted a resolution declaring that there is a consensus in support of creating new top level domains.

     Future competition in the domain name registration business as a registry or registrar could come from many different companies, including:

     -    domain name registration resellers,

     -    country code registries,

     -    Internet access providers and

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

Issues arising from implementation of our agreements with ICANN and the Department of Commerce could harm our registration business

     The Department of Commerce has adopted a plan for a phased transition of the Department of Commerce's responsibilities for the domain name system to ICANN by September 30, 2000. We face risks from this transition, including:

     - ICANN could adopt or promote policies, procedures or programs that are unfavorable to our role in the registration of domain names or that are inconsistent with our current or future plans,

     - The Department of Commerce or ICANN could terminate our agreements to be the registry and/or a registrar in the .com, .net and .org top level domains if they find that we are in violation of our agreements with them,

     - If we do not separate ownership of our registry and registrar by May 2001 in accordance with the registry agreement, the term of the registry agreement will expire in November 2003 and we may not be chosen as the successor registry,

     - The terms of the registrar accreditation contract could change, as a result of an ICANN-adopted policy, in a manner which is unfavorable to us,

     - The Department of Commerce's or ICANN's interpretation of provisions of our agreements with either of them could differ from ours,

     - The Department of Commerce could revoke its recognition of ICANN, as a result of which the Department of Commerce would take the place of ICANN for purposes of the various agreements mentioned above, and could take actions which are harmful to us,

     - ICANN may approve new top level domains and we may not be selected to act as a registrar or registry with respect to those top level domains,

     - The U.S. Government could refuse to transfer certain responsibilities for domain name system administration to ICANN due to security, stability or other reasons, resulting in fragmentation or other instability in domain name system administration, and

     - Our registry business could face legal or other challenges resulting from the activities of other registrars.

Challenges to ongoing privatization of Internet administration could harm our registration business

     Risks we face from challenges by third parties, including other domestic and foreign governments and international governmental authorities, to our role in the ongoing privatization of the Internet include:

     - Legal, regulatory or other challenges, including challenges to the agreements governing our relationship with, or to the legal authority underlying the roles and actions of, the Department of Commerce, ICANN and/or us, could be brought,

     - Congress has held two hearings in which various issues about the domain name system have been raised and Congress could take action which is unfavorable to us,

     - Congress has issued a Conference Report directing the General Accounting Office to review the relationship between the Department of Commerce and ICANN and the adequacy of security arrangements under existing Department of Commerce cooperative agreements. An adverse report could cause Congress to take action which is unfavorable to us or to the stability of the domain name system,

     - ICANN could fail to maintain legitimacy resulting in instability in domain name system administration, and

     - Some foreign governments and international governmental authorities have in the past disagreed with, and may in the future disagree with, the actions, policies or programs of ICANN, the U.S. Government or us relating to the domain name system. These foreign governments or governmental authorities may take actions or adopt policies or programs which are harmful to our business.

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

We rely on third parties who maintain and control root zone and top level domain zone servers

     We currently administer and operate only two of the 13 root zone servers and seven top level domain zone servers. The others are administered and operated by independent operators on a volunteer basis. Because of the importance to the functioning of the Internet of these root zone servers and top level domain zone servers, our registration business could be harmed if these volunteer operators fail to properly maintain such servers or abandon such servers.

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

     -    the continued increase in domain name registrations,

     -    re-registration rates of our customers,

     - our ability to maintain our current position as a leading registrar of domain names,

     - the successful development, introduction and market acceptance of new services that address the demands of Internet users,

     -    our ability to provide robust domain name registration systems and

     - our ability to provide a superior customer service infrastructure as a registry and registrar.

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

     Our operations depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. The root zone servers and top level domain zone servers that we operate are critical hardware to our operations. Interruptions could result from:

     - fire, natural disaster, sabotage, power loss, telecommunications failure, human error or similar events,

     - computer viruses, hackers or similar disruptive problems caused by employees, customers or other Internet users or

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

v. U.S. Department of Commerce, et al., Civil Action No. 000918-VRW, challenges the lawfulness of the registration fees that we were authorized to charge for domain name registrations from September 1995 to November 1999. The suit purports to be brought on behalf of all domain name registrants who paid registration fees during that period and seeks approximately $1.7 billion in damages. All of the defendants have now been served with the complaint. The same attorney who challenged us in a similar action, known as Thomas, et al. v. Network Solutions, et al., has filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. Section 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. All defendants have now filed a motion to transfer the case to the Federal District Court in the District of Columbia. We believe that the complaint lacks merit and we intend to vigorously defend ourselves as we did in response to the Thomas case.

We are also involved in a number of other legal proceedings. We cannot reasonably estimate the potential impact of any of these proceedings. An adverse determination in any of these proceedings, however, could harm our business. Legal proceedings in which we are involved are expensive and divert the attention of our personnel. Please see "Legal Proceedings" on page 20 herein.

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

Future acquisitions and investments could decrease operating income, cause operational problems or otherwise disrupt our business

     We evaluate potential acquisitions and investments on an ongoing basis for various reasons including, among others, diversification of our domain name registration services and Internet Technology Services businesses. Our acquisition and investment strategy poses many risks, including:

     - we may not be able to compete successfully for available acquisition or investment candidates, complete future acquisitions and investments or accurately estimate the financial effect on our company of any businesses we acquire or investments we make,

     - future acquisitions and investments may require us to spend significant cash amounts or may decrease our operating income,

     - we may have trouble integrating the acquired business and retaining personnel,

     - acquisitions or investments may disrupt our business and distract our management from other responsibilities,

     - to the extent that any of the companies which we acquire or in which we invest fail, our business could be harmed and

     -    we may not identify appropriate acquisition or investment targets.

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

     -    increase our sales and marketing operations and activities and

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

     The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies, especially Internet-related companies. These broad market or technology or Internet sector fluctuations may adversely affect the market price of our Common Stock. Recently, the market price of our Common Stock, like that of many Internet-related companies, has experienced significant fluctuations. For instance, between January 1, 1999, and May 8, 2000, the reported last sale price for our Common Stock ranged from $25.875 per share to $247.25 per share. On May 8, 2000, the reported last sale price of our Common Stock was $142.25 per share.

     The market price of our Common Stock also has been and is likely to continue to be significantly affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future.

     In the past, securities class action lawsuits have often followed periods of volatility in the market price of a particular company's securities. This type of litigation could result in substantial costs and a diversion of our management's attention and resources.

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

SAIC may maintain significant influence over us

     SAIC Venture Capital Corporation, a wholly-owned subsidiary of SAIC, owns approximately 23% of our Common Stock and is our largest stockholder. Matters requiring approval by our stockholders, including the election of members of our Board of Directors, changes in the size and composition of the Board of Directors and a change in control, may need the approval of SAIC Venture Capital Corporation to be effected. SAIC Venture Capital Corporation has agreed to vote its shares in favor of the approval and adoption of the merger with VeriSign and against approval of any proposal made in opposition to or in competition with the consummation of the merger. We do not have an agreement with either SAIC or SAIC Venture Capital Corporation which restricts SAIC Venture Capital Corporation's rights to distribute or sell its shares of our Common Stock.

Some of our directors may have conflicts of interest.

    Some of our directors currently serve as directors, officers and employees of SAIC and other companies, including Stratton D. Sclavos, who serves as Chief Executive Officer and President of VeriSign. Therefore, there may be various conflicts of interest or conflicting duties for these individuals. Since our directors and officers may also own stock of those companies, there may be conflicts of interest when directors and officers are faced with decisions that could have different implications for Network Solutions and those companies. SAIC Venture Capital has agreed to vote its shares in favor of the approval and adoption of the merger with VeriSign and against approval of any proposal made in opposition to or in competition with the consummation of the merger.

We rely on SAIC for corporate services and employee benefits

     We currently receive corporate services under an agreement with SAIC. If SAIC were to terminate these services, we might not be able to secure alternative sources for such services or such services might only be available to us at prices higher than those charged by SAIC.

     Our employees are currently eligible to participate in some of SAIC's employee benefit plans through the end of calendar year 2000. However, since SAIC now indirectly owns less than 50% of our Common Stock, we will have to establish certain employee benefit plans of our own which could result in incremental costs to us.

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

YEAR 2000 COMPLIANCE

     Prior to entering the year 2000, or Y2K, we developed detailed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment to ensure that they were Y2K compliant. We also developed a testbed of our internal systems to implement and complete testing of the requisite minor changes and completed an inventory of our internal systems. Now that we have entered the year 2000, we have tested our key computer system and, to date, we have not encountered any material Y2K related disruptions or failures of our systems or services, nor have we been notified of any disruptions or failures in the systems of any of our third parties with whom we deal. There is an ongoing risk that Y2K related problems could still occur and we will continue to evaluate these risks. However, we believe that the Y2K issue will not pose any significant operational problems for us.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, Network Solutions' future investment income may fall short of expectations due to changes in interest rates or Network Solutions may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

     Investment Risk. Network Solutions has invested in the equity instruments of several privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method which approximates fair value. Network Solutions is also exposed to equity price risks on the marketable portion of its equity securities. Network Solutions' available-for-sale securities include investments in publicly-held companies in the Internet industry sector, many of which have experienced significant historical volatility in their stock prices.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of May 8, 2000, we were a defendant in fourteen active lawsuits involving domain name disputes between trademark owners and domain name holders. We are drawn into such disputes, in part, as a result of claims by trademark owners that we are legally required, upon request by a trademark owner, to terminate the right we granted to a domain name holder to register a domain name which is alleged to be similar to the trademark in question. On October 25, 1999, however, the Ninth Circuit Court of Appeals ruled in our favor and against Lockheed Corporation, holding that our services do not make us liable for contributory infringement to trademark owners. Thus, we believe, this type of suit should decline. The holders of the domain name registrations in dispute have, in turn, questioned our right, absent a court order, to take any action which suspends their use of the domain names in question. Beginning January 1, 2000, however, we no longer included a contractual provision in our service contracts with domain name holders under which we would suspend their use of their domain name under dispute by a trademark owner. Thus, we believe, this type of suit also should decline. Although 76 out of approximately 10,000 of these situations have resulted in suits actually naming us as a defendant, as of May 8, 2000, no adverse judgment has been rendered and no award of damages has ever been made against us. We believe that we have meritorious defenses and vigorously defend ourselves against these claims.

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

All of the defendants have now been served with the complaint. The same attorney who challenged us in a similar action, known as Thomas, et al. v. Network Solutions, et al., has filed this new action on behalf of eight former and current domain name registrants. The suit contains eight causes of action against the defendants based on alleged violations of Art. I, Section 8 and the Fifth Amendment of the U.S. Constitution, the Independent Offices Appropriations Act (31 U.S.C. Section 9701), the Administrative Procedure Act, the Sherman Act, and the California Unfair Competition Act, Section 17200. All defendants have now filed a motion to transfer the case to the Federal District Court in the District of Columbia. We believe that the complaint lacks merit and we intend to vigorously defend ourselves as we did in response to the Thomas case.

     On October 17, 1997, a group of six plaintiffs filed the Thomas suit against us and the National Science Foundation in the United States District Court, District of Columbia, challenging the legality of fees defendants charge for the registration of domain names on the Internet and seeking restitution of fees collected from domain name registrants in an amount in excess of $100 million, damages, and injunctive and other relief. Plaintiffs alleged violations of the Sherman Act, the U.S. Constitution, the Administrative Procedures Act and the Independent Offices Appropriations Act. On February 10, 1998, the plaintiffs filed a motion for preliminary injunction against us seeking several items of relief. On April 6, 1998, the Court issued its opinion granting summary judgment in favor of the plaintiffs on the Intellectual Infrastructure Fund, ruling it an "unlawful tax." The court also granted our motion to dismiss all other counts (II through X) and simultaneously denied the plaintiffs' preliminary injunction motion against us. On April 30, 1998, Congress passed H.R. 3579 which was signed into law by the President on May 1, 1998. Section 8003 of H.R. 3579 legalized, ratified and confirmed the entire Intellectual Infrastructure Fund and authorized and directed the National Science Foundation to deposit the entire fund into the U.S. Treasury. On August 28, 1998, the District Court dismissed the entire case, issuing a final judgment in the matter. In October 1998, the plaintiffs appealed the court's dismissal of their claims, and oral argument occurred on February 25, 1999. On May 14, 1999, the Court of Appeals ruled in our favor by unanimously affirming the District Court's decision. The Court of Appeals denied the plaintiffs' motion for reconsideration and entered final judgment on July 20, 1999. On October 12, 1999, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. Our opposition to that Petition was filed on December 8, 1999. On January 18, 2000, the U.S. Supreme Court denied the plaintiffs' petition.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits -- See Exhibit Index

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

          On March 8, 2000, we filed a report on Form 8-K, pursuant to Item 5 of such form, to report that on March 6, 2000, VeriSign, Inc., Network Solutions, Inc. and Nickel Acquisition Corporation, a wholly-owned subsidiary of VeriSign, entered into an Agreement and Plan of Merger. Subject to the terms and conditions of the Merger Agreement, Nickel Acquisition Corporation will merge with and into Network Solutions, with Network Solutions to survive the Merger and to become a wholly-owned subsidiary of VeriSign.

          On February 10, 2000, we filed a report on Form 8-K, pursuant to Item 5 of such form, to report that, we announced our 1999 fourth quarter and annual financial results. A copy of Network Solutions' press release, announcing such financial results was attached thereto as Exhibit 99.1 and incorporated by reference therein.

          On January 31, 2000, we filed a report on Form 8-K, pursuant to Item 5 of such form, to report that, we announced that our Registrar business added more than 5 million net new domain names in 1999, up 164 percent over the 1998 total of 1.9 million net new domain names. Network Solutions' cumulative total of domain name registrations at the end of 1999 was 8.1 million. In 1999, Network Solutions' Registry gained an additional 890,000 domain names from non-Network Solutions registrars. As of January 28, 2000, 27 registrars including the Network Solutions Registrar, were operational and registering domain names in .com, .net and .org.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORK SOLUTIONS, INC.

                                          By: /s/ ROBERT J. KORZENIEWSKI
                                              ----------------------------------
                                              Robert J. Korzeniewski
                                              Chief Financial Officer and
                                              Authorized Signatory


Date: May 15, 2000

                                INDEX TO EXHIBITS
                             NETWORK SOLUTIONS, INC.
                        THREE MONTHS ENDED MARCH 30, 2000

 EXHIBIT                                                                            SEQUENTIAL
   NO.                              DESCRIPTION OF EXHIBITS                          PAGE NO.
---------          -------------------------------------------------------------    ----------
   2.1*            Agreement and Plan of Merger among VeriSign, Inc., Nickel
                   Acquisition Corporation and Network Solutions, Inc., dated
                   March 6, 2000.
  10.1*            Registration Rights Agreement dated as of March 6, 2000
                   Between VeriSign and SAIC Venture Capital Corporation.
  27.1             Financial Data Schedule
  27.2             Restated Financial Data Schedule


*Incorporated by reference from Network Solution, Inc.'s Report on form 8-K dated March 8, 2000.